Form 10-K405
period 2001-12-31
HWCC TUNICA INC; HOLLYWOOD CASINO CORP
filed 2002-03-28
CIK 927801, 888245

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -----------------        -----------------
Commission file number 33-48887


                          HOLLYWOOD CASINO CORPORATION
                                HWCC-TUNICA, INC.
--------------------------------------------------------------------------------
           (Exact name of each registrant as specified in its charter)

                DELAWARE                                      75-2352412
                  TEXAS                                       75-2513808
----------------------------------------               -----------------------
    (States or other jurisdictions of                      (I.R.S. Employer
     incorporation or organization)                      Identification No.'s)

     Two Galleria Tower, Suite 2200
       13455 Noel Road, LB 48
              Dallas, Texas                                      75240
----------------------------------------               -----------------------
(Address of principal executive offices)                      (Zip Code)

(Registrant's telephone number, including area code): (972) 392-7777

        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.0001 par Value
                         Preferred Stock Purchase Rights
--------------------------------------------------------------------------------
                              Title of each class

     Indicate by check mark whether each of the Registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              -    --

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Hollywood Casino Corporation's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of the voting stock held by non-affiliates of Hollywood Casino Corporation, based on the closing price of such stock on March 27, 2002, was $200,488,075. For the purposes of this computation, all officers, directors and 5% beneficial owners of Hollywood Casino Corporation are deemed to be affiliates. Such determination should not be deemed an admission that such officer, directors and beneficial owners are in fact, affiliates of Hollywood Casino Corporation. As of March 27, 2002, 25,361,025 shares of Class A Common Stock, $.0001 par value per share, were outstanding.

     As of March 27, 2002, 1,000 shares of Common Stock of HWCC-Tunica, Inc., $.01 par value per share, were outstanding, all of which were held by an affiliate of HWCC-Tunica, Inc.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following documents are incorporated by reference into the indicated part or parts of this report.

     (1) Definitive proxy statement filed pursuant to Regulation 14A in connection with the Annual Meeting of Shareholders. - Part III.

     HWCC-Tunica, Inc. meets the conditions set forth in General Instruction
(I)(l)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

                                     PART I

ITEM 1. BUSINESS

General
-------

     Hollywood Casino Corporation ("HCC" or the "Company") develops, owns and operates distinctively themed casino entertainment facilities under the service mark Hollywood Casino(R). Through its subsidiaries, HCC currently owns and operates a dockside casino and entertainment facility in Aurora, Illinois approximately 35 miles west of downtown Chicago (the "Aurora Casino"); a casino, hotel and entertainment complex in Tunica County, Mississippi located approximately 30 miles south of Memphis, Tennessee (the "Tunica Casino") and a destination gaming resort located in Shreveport, Louisiana, approximately 180 miles east of Dallas, Texas (the "Shreveport Casino"). Each of the Company's facilities features its unique Hollywood theme, which incorporates the excitement and glamour of the motion picture industry by utilizing designs inspired by famous movies, displays of motion picture memorabilia and movie themed gaming, entertainment and dining areas. Approximately 47% of HCC's outstanding common shares are listed and traded on the American Stock Exchange under the symbol "HWD". The remaining outstanding HCC common shares are owned by Jack E. Pratt, Edward T. Pratt, Jr., William D. Pratt, Edward T. Pratt III and by certain general partnerships and trusts controlled by the Pratts and by other family members (collectively, the "Pratt Family").

     HCC owns all of the outstanding common stock of Hollywood Casino - Aurora, Inc. ("HCA"), HWCC - Tunica, Inc. ("HCT"), HWCC - Louisiana, Inc. ("HCL") and HWCC - Shreveport, Inc. ("Shreveport Management"). HCA is an Illinois corporation organized by the Pratt Family during 1990 which owns and operates the Aurora Casino. HCT is a Texas corporation formed by HCC during 1993 to acquire and complete the Tunica Casino. HCL is a Louisiana corporation formed by HCC in 1993 to pursue gaming opportunities in Louisiana. HCL owns the partnership (the "Shreveport Partnership") which has an effective 100% ownership interest in the Shreveport Casino. HCC's joint venture partner holds a residual interest in the event that the Shreveport Casino is ever sold amounting to 10% plus any capital contributions made by the joint venture partner to the Shreveport Partnership or otherwise credited to their account. The joint venture partner also receives an amount equal to 1% of "complex net revenues", as defined, of the Shreveport Casino. The joint venture partner's interest is included in minority interest on the accompanying consolidated balance sheets. Shreveport Management is a Louisiana corporation formed by HCC in 1997 which holds the management contract for the Shreveport Casino.

     During May 1999, HCC issued $310,000,000 of 11.25% Senior Secured Notes due May 1, 2007 and $50,000,000 of floating rate Senior Secured Notes due May 1, 2006 (collectively, the "Senior Secured Notes"). The Senior Secured Notes are unconditionally guaranteed on a senior secured basis by HCT, Shreveport Management and by certain future subsidiaries of HCC. The Senior Secured Notes are secured by, among other things, (1) substantially all of the assets of HCT,
(2) a limited lien on substantially all of the assets of HCA and (3) a pledge of the capital stock of certain subsidiaries of HCC including HCA and HCT. Accordingly, the financial statements of HCA and HCT are also included herein. Shreveport Management's only source of revenues is management fees earned from the Shreveport Casino and its only operating expense is a services fee paid to HCC equal to 90% of the management fees it earns from the Shreveport Casino. Shreveport Management has no significant operations, assets or liabilities; accordingly, separate financial statements are not included herein because management has determined that such information is not material to investors. HCL has been designated an "Unrestricted Subsidiary" of HCC and the operations of the Shreveport Casino, other than management fees paid to Shreveport Management, do not provide credit support for the Senior Secured Notes.

     Proceeds of the debt offering were used to refinance previously outstanding debt, to fund a portion of HCC's equity investment in the Shreveport Casino and, during October 1999, to purchase and terminate the management and consulting agreements on the Aurora Casino and Tunica Casino. The Company is also using proceeds from the debt offering to expand the Aurora Casino's operating facilities (see "Business-The Aurora Casino-The Aurora Casino Expansion" below).

     During August 1999, the Shreveport Partnership issued $150,000,000 of 13% First Mortgage Notes, with contingent interest, which are non-recourse to HCC. During June 2001, the Shreveport Partnership issued $39,000,000 of 13% Senior Secured Notes, with contingent interest, which are also non-recourse to HCC. Because the partnership is effectively owned and controlled by HCL, the financial statements of the partnership, including its debt obligations, are included in the accompanying consolidated financial statements of HCC.

     The Company's casinos use casino information technology developed by Advanced Casino Systems Corporation ("ACSC") which, until March 2002, was a wholly owned subsidiary of Greate Bay Casino Corporation ("Greate Bay"), an entity approximately 35%-owned by the Pratt Family. ACSC's technology includes table game and slot machine monitoring systems that enable the casinos to track and rate patron play through the use of a casino player's card. These systems provide management with the key characteristics of patron play as slot machines and table games are connected with its data base monitoring system. When patrons use the casino player's card at slot machines or table games, the information is immediately available to management and allows management to implement marketing programs to recognize and reward patrons during their visits to the casino. Such promotions and complimentaries are generally provided through direct mail programs and specialized invitations and include food, hotel accommodations, special player events, retail merchandise, sweepstake giveaways and "cash-back" programs based on slot machine patrons' gross wagering. Management believes that its ability to reward customers on a same-visit basis is valuable in developing a loyal base of higher value patrons. The casino system also enables the Company's properties to capture and maintain patron information necessary in implementing its casino player's card and other database marketing programs. In addition, ACSC's systems allow management to monitor, analyze and control the granting of gaming credit, promotional expenses and other marketing costs.

     Management uses the databases to focus marketing efforts on patrons who have been identified as higher value patrons. Management believes that the process of identifying higher value patrons, encouraging participation in its casino player's card program and tailoring promotions and special events to cater to this market segment enhances the profitability of the Company's casinos.

     The Company also markets to the "mass" casino patron market segment through various forms of advertising media as well as through group and bus tour packages. Once new patrons are introduced to HCC's gaming facilities and the casino player's card program, the database capabilities are used to direct market to these patrons in an attempt to convert them into higher value patrons.

     During 1998, the Company adopted a strategic plan that consisted of: (1) refinancing its outstanding public indebtedness, (2) maintaining strong market positions in Aurora and Tunica, (3) expanding the Aurora Casino, (4) developing the Shreveport Casino and (5) acquiring the management and consulting contracts with respect to the Aurora Casino and Tunica Casino in order to terminate the Company's obligation to pay fees to Greate Bay.

     HCC successfully completed the refinancing of its outstanding public indebtedness in May 1999, acquired its management and consulting contracts from Greate Bay in October 1999 and successfully completed and opened the Shreveport Casino in December 2000. The Company's continuing efforts with respect to the second and third points of the strategic plan are discussed below under the captions "Aurora Casino"and "Tunica Casino". Management believes that its successful completion of the first and fifth points of the strategic plan have significantly simplified HCC's organizational structure. The execution of the remainder of the plan is designed to enhance HCC's operating performance. The opening of the Shreveport Casino completed the fourth point of the strategic plan and management has partially completed construction of the Aurora Casino expansion (see "Business - The Aurora Casino" below). Accordingly, the maintenance of HCC's market positions in Aurora, Tunica and now Shreveport, will constitute the final, ongoing effort with respect to the strategic plan.

     The principal executive offices of HCC are located at Two Galleria Tower, Suite 2200, 13455 Noel Road, Dallas, Texas 75240, telephone (972) 392-7777.

The Aurora Casino
-----------------

     The Aurora Casino commenced operations in June 1993. The Aurora Casino's primary market is the affluent suburbs north and west of Chicago. Approximately
5.9 million adults live within a 50-mile radius and approximately 8.5 million adults live within a 100-mile radius of Chicago. The facility is easily accessible from major highways, can be reached by train from downtown Chicago in approximately 50 minutes and is approximately 30 miles from both O'Hare International and Midway airports.

     Prior to February 15, 2002, the Aurora Casino conducted its gaming operations on two, four-level riverboats having a combined casino space of approximately 32,000 square feet. In March 2001, the Aurora Casino began construction of a major expansion, highlighted by the construction of a new dockside facility to replace the Aurora Casino's two riverboats. The first half of the dockside facility and a new casino entrance were completed and opened on February 15, 2002. The second half of the dockside casino, together with a new buffet and parking facility are expected to open in June 2002. The estimated total project cost is approximately $78.2 million. Until the second half of the dockside casino is completed, the Aurora Casino will continue to operate the larger of its two existing riverboat casinos. The Aurora Casino currently has approximately 38,000 square feet of gaming space with approximately 1,077 slot machines and 41 table games. The completed dockside facility will have 53,000 square feet of gaming space on a single level. Food service, passenger waiting, and various administrative functions are housed in an adjacent four-level pavilion. The 64,000 square foot, land-based pavilion features a glass-domed, four-story atrium with two upscale lounges, the award-winning Fairbanks(R) gourmet steakhouse, the Hollywood Epic Buffet(R), a 1950's-style diner, a high-end customer lounge and a private, intimate dinning room, called the "Gold Room," for premium players. In March 2000, the Aurora Casino opened an Asian-themed restaurant; the restaurant has been temporarily closed as part of the Aurora expansion project and is slated for later reopening in a new location. The Aurora Casino's two parking garages provide convenient access for approximately 1,340 cars. The Aurora Casino also offers retail items at the Hollywood Casino Studio Store(SM), a highly-themed shopping facility that offers movies on video, soundtrack compact discs and logo merchandise from major Hollywood studios.

     On June 25, 1999, the Governor of Illinois signed into law legislation passed by the Illinois legislature allowing dockside gaming for existing licensees. As a result of this legislation, the Aurora Casino's riverboats were no longer required to cruise and began operating as dockside gaming facilities. This change enabled the Aurora Casino's patrons to freely enter and exit the docked riverboats during operating hours.

     The Aurora Casino was the first of HCC's properties to feature the distinctive Hollywood theme. Management believes that the use of the Hollywood theme throughout the Aurora Casino's gaming, dining and entertainment facilities provides a uniquely entertaining atmosphere for patrons and encourages both initial and repeat visits. The Aurora Casino also includes themed gaming areas featuring slot machines with custom graphics and the use of movie star look-alikes to entertain guests.

     The Aurora Casino is located near the Paramount Arts Center. This 1,900-seat, art deco-style theater was completely renovated by the City of Aurora in 1992. The Aurora Casino uses the Paramount Theater to provide headliner entertainment for customers. Entertainers booked at the Paramount have included Tony Bennett, Tom Jones, Engelbert Humperdinck, Paul Anka and Bill Cosby.

     The Chicago gaming market is the third largest gaming market in the United States after Las Vegas and Atlantic City. Based on published reports for the year 2001, the Aurora Casino generated 10.7% of total gaming revenues in the Chicago gaming market with only 9.3% of the market's gaming positions, resulting in the Aurora Casino capturing 115.2% of its "fair share" of the market's gaming revenues. The casinos that operate in the Chicago gaming market include four Illinois casinos, including the Aurora Casino, and five northern Indiana casinos located within 50 miles of downtown Chicago. The Chicago gaming market continue to experience significant increases in gaming revenues. In 2001, the Chicago gaming market generated approximately $2.2 billion in gaming revenues, an increase of approximately 7.7% over 2000.

     The Aurora Casino Expansion. The Aurora Casino previously operated two
     ---------------------------
riverboat casinos, City of Lights I and City of Lights II, with approximately 32,000 combined square feet of gaming space. Management believed that the operating results of the Aurora Casino were limited by the size of City of Lights II, which was significantly smaller than City of Lights I. As a result of the 1999 dockside legislation, the Company commenced a major expansion of the Aurora Casino, highlighted by the construction of a new dockside facility to replace both City of Lights I and City of Lights II. The Company received regulatory approval for the planned dockside casino from the Illinois Gaming Board in April 2000 and construction began in March 2001. The new facility, when completed, will feature a 53,000 square foot single level casino with high ceilings and wide aisles for customer comfort. The new dockside casino has been constructed in two halves, which will be connected to form a single dockside casino. It was anticipated that this strategy would minimize disruption of the Aurora Casino's operations during the construction period and allow for at least a partial opening at a much earlier date. The first half of the dockside facility and a new casino entrance were completed and opened on February 15, 2002. The second half of the dockside casino, together with a new buffet and parking facility are expected to open in June 2002. The expansion of the Aurora Casino will also include substantial improvements to the pavilion, including a major expansion and renovation of the Hollywood Epic Buffet(R). Management believes that the $40 million in proceeds from HCC's May 1999 issue of the Senior Secured Notes (see "Properties - The Aurora Casino" below) designated for the development of a the new dockside casino, together with cash on hand and funds from operations, will be sufficient for the estimated $78.2 million cost to complete the Aurora Casino expansion.

     The commencement of construction of the new dockside facility had previously been delayed as a result of a complaint filed in late 1999 in an Illinois state court concerning the constitutionality of a portion of the legislation that enabled dockside gaming in Illinois. Although the constitutional challenge centers on the relocation of one of the existing gaming licenses, a finding that such portion of the legislation is unconstitutional could result in a finding that all or a portion of the legislation, including dockside gaming, is invalid. In January 2001, the presiding judge dismissed the complaint because the plaintiffs lacked standing and failed to exhaust their administrative remedies. The plaintiffs have filed an appeal of the ruling. If an appellate court overturns the trial court's original ruling and the state court rules that all or a portion of the legislation is invalid, management believes that it may be able to continue to operate its existing riverboats on a dockside basis pending a final resolution of the litigation. In the unlikely event that the provisions in question are found to be unconstitutional after all appeals, and the entire legislation is invalidated so that dockside gaming is not permitted, the Company will be able to use its two riverboats to conduct gaming.

     Casino Credit. Casino operations are conducted on both a credit and a cash
     -------------
basis. Gaming debts arising at the Aurora Casino in accordance with applicable regulations are enforceable under Illinois law.

For the year ended December 31, 2001, gaming credit extended to customers accounted for less than 2% of overall wagering. At December 31, 2001, gaming receivables amounted to $2.1 million before allowances for uncollectible gaming receivables which amounted to $849,000. Management of the Aurora Casino believes that the allowances for uncollectible gaming receivables are adequate.

     Employees and Labor Relations. At December 31, 2001 there were
     -----------------------------
approximately 1,600 employees at the Aurora Casino, none of whom are represented under collective bargaining agreements. Management considers its labor relations to be good.

The Tunica Casino
-----------------

     The Tunica Casino commenced operations in August 1994. Tunica County is the closest gaming jurisdiction to, and is easily accessible from, the Memphis metropolitan area. Approximately 4.9 million adults live within a 200-mile radius of Tunica County, approximately 900,000 of whom reside within 50 miles of Memphis. In addition, Memphis hosts more than 8 million visitors each year. The Tunica market has become a regional destination resort, attracting customers from markets such as Nashville, Atlanta, St. Louis, Little Rock and Tulsa. The Tunica Casino is accessible to its customers via Highway 61 and Interstate 55.

     The Tunica Casino features a 54,000 square foot, single level casino with approximately 1,600 slot machines and approximately 40 table games. The Tunica Casino's 505-room hotel and 123-space recreational vehicle park provide overnight accommodations for its patrons. The casino includes the highly-themed Adventure Slots(R) gaming area, featuring multimedia displays of memorabilia from famous adventure motion pictures and over 200 slot machines. Additional entertainment amenities include the award-winning Fairbanks gourmet steakhouse, the Hollywood Epic Buffet, a 1950's-style diner (the Hollywood Diner(SM), an entertainment lounge, a premium players' club, a themed bar facility, an indoor pool and showroom, banquet and meeting facilities. In November 1998, the Tunica Casino opened an 18-hole championship golf course adjacent to the facility through a joint venture with Harrah's Entertainment, Inc. and Boyd Gaming Corporation. The Tunica Casino also offers parking for 1,635 cars.

     Management has announced plans for a substantial capital expenditure project at the Tunica property including the conversion of 22 hotel rooms into 11 new suites and the renovation of all other hotel rooms. The renovation is expected to begin in 2002 and will cost approximately $8 million.

     The Company's Hollywood theme is utilized throughout the Tunica Casino, which is designed to resemble a large motion picture sound stage complete with catwalks and movie-set style lighting. In addition, numerous movie props and pieces of motion picture memorabilia are displayed throughout the facility. In 1998, the Tunica Casino installed one of its largest and most dramatic memorabilia pieces--a 28-foot long model ship used in the filming of the Academy Award(R) winning movie Titanic, which is depicted sinking into the Atlantic Ocean. The Tunica Casino also provides headliner entertainment for its customers. Entertainers who have performed at the Tunica Casino include Louie Anderson, Neil Sedaka and The Smothers Brothers.

     The Tunica Casino has historically been one of the leading operators in the North River Region gaming market, which is comprised of ten casinos in north Tunica County and one casino in Coahoma County. Based on published market information for 2001, the Tunica Casino generated 9.3% of the total gaming revenues in its gaming market with 9.4% of the market's gaming positions, resulting in the Tunica Casino capturing approximately 99.2% of its "fair share" of the market's gaming revenues. These results were achieved despite a hold percentage for table games significantly below historical levels and intensified competition. The North River Region market is now the seventh largest gaming market in the United States after Las Vegas, Atlantic City, Chicago, the Connecticut Native American casinos, Detroit/Ontario and the Mississippi Gulf Coast, generating approximately $1.1 billion in gaming revenues in 2001, relatively unchanged from the prior year.

     The Tunica Casino is located in a cluster with gaming facilities operated by Harrah's Entertainment, Inc., Boyd Gaming Corporation and Isle of Capri Casinos, Inc. The casinos have named their cluster "Casino Strip" in order to establish a marketing identity for the cluster. Three of the four properties have conducted joint marketing activities including a billboard campaign and radio advertising. Furthermore, the four properties conduct joint special events to attract customers to the cluster.

     The Tunica Casino employs a marketing strategy designed to take advantage of its proximity to the large population base of the greater Memphis metropolitan area and other major markets by targeting the local day-trip market and by utilizing its hotel rooms, recreational vehicle park and golf course to expand its patron mix to include overnight visitors. Management also utilizes its casino information systems to identify premium patrons; such information is then used to encourage participation in its casino player's card program and tailor promotions and special events to cater to this market segment.

     Management believes that the Tunica Casino's unique theme has broad patron appeal and distinguishes the Tunica Casino from its competitors. Additionally, the nature of the theming permits for periodic and cost effective updating which management believes stimulates repeat visits.

     Casino Credit. Casino operations are conducted on both a credit and a cash
     -------------
basis. Gaming debts arising at the Tunica Casino in accordance with applicable regulations are enforceable under Mississippi law. During the year ended December 31, 2001, gaming credit extended to customers accounted for 1.4% of overall wagering. At December 31, 2001, gaming receivables amounted to $3.7 million before allowances for uncollectible gaming receivables amounting to $2.2 million. Management believes that the allowances for uncollectible gaming receivables are adequate.

     Employees and Labor Relations. At December 31, 2001, there were
     -----------------------------
approximately 1,250 employees at the Tunica Casino, none of whom are represented under collective bargaining agreements. Management considers its labor relations to be good.

The Shreveport Casino
---------------------

     The Shreveport Casino commenced operations on December 20, 2000. The destination resort consists of a 403-room, all suite, art deco-style hotel, and a three-level riverboat dockside casino. The casino contains approximately 59,000 square feet of space with approximately 1,434 slot machines and approximately 66 table games. The riverboat casino floats in a concrete and steel basin that raises the riverboat nearly 20 feet above the river. The basin virtually eliminates variation in the water height and allows the boat to be permanently moored to the land-based pavilion. The Shreveport Casino's computerized pumping system is designed to regulate the water level of the basin to a variance of no more than three inches.

     The centerpiece of the resort is an approximately 170,000 square foot land-based pavilion housing numerous restaurants and entertainment amenities. An 85-foot wide seamless entrance connects the casino to the land-based pavilion on all three levels resulting in the feel of a land-based casino. The pavilion features a dramatic 60-foot high atrium enabling patrons to see the casino floor from almost anywhere in the pavilion. Other amenities include the award-winning Fairbanks(R) gourmet steakhouse, the Hollywood Epic Buffet(R), a 1950's-style casual diner (the Hollywood Diner(SM), a premium players' club (the Hollywood Director's Club(SM) and an entertainment show room (the Hollywood Celebrity Lounge(SM). The pavilion also includes a deli and ice cream shop, VIP check-in, a premium quality bar, meeting rooms and the Hollywood Casino Studio Store(SM), a highly-themed shopping facility that offers movies on video, soundtrack compact discs and logo merchandise. The Shreveport Casino also features the Company's unique Hollywood theme throughout its gaming, dining and entertainment facilities that has been successfully used at the Aurora Casino and the Tunica Casino.

     The Shreveport Casino offers three parking facilities, including two parking lots and an eight-story parking garage located directly across the street and connected to the pavilion by an enclosed, movie-themed walkway. The three parking facilities provide space for approximately 2,000 cars, including valet parking for approximately 340 cars.

     The Shreveport Casino is located near the Shreveport Civic Theater. The 1,720-seat auditorium will be used by the Shreveport Casino to provide headliner entertainment for customers. Entertainers that have performed at the theater include Tony Bennett, Jay Leno, Natalie Cole, Patti LaBelle, Ray Charles, Travis Tritt and Brooks and Dunn.

     The Shreveport Casino will also feature an extensive restaurant and entertainment development that is designed to be a "New Orleans style" outdoor walking promenade. As currently planned, the promenade will have approximately 42,000 square feet of dinning, live entertainment and retail space. The restaurant and entertainment promenade is being developed by a third party development group which includes the principal developer of Beale Street in Memphis, Tennessee. The promenade is expected to be completed and opened during 2002. Given the difficult market conditions, the Shreveport Casino is currently reviewing the economic feasibility of a previously planned championship golf course.

     The Shreveport Casino was built next to an existing riverboat gaming and hotel facility operated by Harrah's. The two casinos form the first and only "cluster" in the Shreveport market, allowing patrons to park once and easily walk between the two facilities. Harrah's opened a new 514-room hotel tower during the first quarter of 2001. With the opening of the Shreveport Casino, there are five casinos operating in the Shreveport market. In 2001, the Shreveport market was the eighth largest gaming market in the United States and the largest in Louisiana. The Shreveport market permits continuous dockside gaming without cruising requirements or simulated cruising schedules, allowing casinos to operate 24 hours a day with uninterrupted access. Based on information published by the state of Louisiana, the five casino operators in the Shreveport market generated approximately $805.8 million in gaming revenues in 2001, an increase of approximately 17.4% over 2000. Exclusive of the Shreveport Casino, which opened in December 2000, revenues for the four operators open throughout both 2000 and 2001 decreased by 3.2%.

     The principal target markets for the Shreveport Casino are patrons from the Dallas/Ft. Worth Metroplex and East Texas. There are approximately 7.2 million adults who reside within 200 miles of Shreveport/Bossier City. The Shreveport Casino is located approximately 180 miles east of Dallas and can be reached by car in less than three hours. The Shreveport Regional Airport has 41 in-bound flights per day, including 16 from Dallas and seven from Houston with flight times of less than one hour.

     The Shreveport Casino employs a marketing strategy designed to take advantage of its proximity to the large population base of the greater Dallas/Ft. Worth metropolitan area and other major markets by targeting the local day-trip market and by utilizing its hotel rooms to expand its patron mix to include overnight visitors. The planned restaurant and entertainment promenade are expected to further promote such overnight stays. Management also utilizes sophisticated casino information technology used at other HCC-owned facilities to identify premium patrons. Such information is then used to encourage participation in its casino player's card program and tailor promotions and special events to cater to this market segment. Management believes that the location of HCC's executive offices in Dallas results in a competitive advantage in attracting customers to the Shreveport Casino from its target markets in Texas.

     The Shreveport Casino is owned by the Shreveport Partnership which, through HCS I, Inc. and HCS II, Inc., is in turn owned by HCL. The Shreveport Partnership operates the Shreveport Casino under a management agreement with Shreveport Management. The management agreement provides that the Shreveport Partnership pays a management fee of 2% of net revenues plus an increasing percentage (5-10%) of the Shreveport Casino's annual earnings before interest, taxes, depreciation and amortization ("EBITDA") above $25 million.

     Casino Credit. Casino operations are conducted on both a credit and a cash
     -------------
basis. Gaming debts arising at the Shreveport Casino in accordance with applicable regulations are enforceable under Louisiana law. For the year-ended December 31, 2001, gaming credit extended to customers accounted for less than 2.1% of overall wagering. At December 31, 2001, gaming receivables amounted to $2.5 million before allowances for uncollectible gaming receivables which amounted to $534,000. Management of the Shreveport Casino believes that the allowances for uncollectible gaming receivables are adequate.

     Employees and Labor Relations. At December 31, 2001 there were
     -----------------------------
approximately 1,800 employees at the Shreveport Casino, none of whom are represented under collective bargaining agreements. Management considers its labor relations to be good.

Competition
-----------

     The gaming industry is highly fragmented and characterized by a high degree of competition among a large number of participants, some of which have greater financial and other resources than the Company. Competitive gaming activities include land-based casinos, dockside casinos, riverboat casinos, video lottery terminals and other forms of legalized gaming in the United States and other jurisdictions. Legalized gambling is currently permitted in various forms throughout the United States, in several Canadian provinces, as well as on Native American reservations in certain states including Louisiana and Mississippi. Other jurisdictions may legalize gaming in the near future through the introduction of proposals to legalize gaming in their state legislatures. In addition, established gaming jurisdictions could award additional gaming licenses or permit the expansion of existing gaming operations. New or expanded operations by other persons can be expected to increase competition for the Company's present and proposed gaming operations and could have a material adverse impact on the Company.

     The Aurora Casino

     The Illinois Riverboat Gambling Act (the "Riverboat Act") and the rules promulgated by the Illinois Gaming Board under the Riverboat Act authorize only ten owner's licenses for riverboat gaming operations in Illinois and permit a maximum of 1,200 gaming positions at any time for each of the ten licensed sites. All authorized owner's licenses have been granted and no additional licenses or gaming positions can be permitted without further state legislation. One licensed site ceased gaming operations in July 1997. Under the 1999 legislative changes that permitted dockside gaming, the holder of that license was allowed to apply to the Illinois Gaming Board to relocate its license to Rosemont, Illinois, which is within the Aurora Casino's principal market. In January 2001, the Illinois Gaming Board denied that license holder's application for renewal and relocation of its operations to the Rosemont site. The license holder has filed an appeal of the ruling; management is currently unable to estimate the time required to resolve the appeal or otherwise dispose of the tenth license. Four riverboat sites, including the Aurora Casino, are currently licensed in Illinois within 50 miles of downtown Chicago.Two of these riverboat sites are in Joliet, approximately 40 miles southwest of downtown Chicago, and a third is in Elgin, Illinois, approximately 20 miles from Aurora, 40 miles from downtown Chicago and amid the affluent northern and western suburbs. In addition, the Aurora Casino competes directly with five riverboat operations opened since 1996 in northwestern Indiana within 50 miles of downtown Chicago.

Increased competition from casinos in Indiana has resulted in greater competition for patrons from the downtown Chicago market and from the suburban Chicago market. Legislation has been introduced in Indiana to permit dockside gaming. The approval of such legislation would further increase competition in the Chicago-area market.

     The next closest operating casinos are in Milwaukee, Wisconsin, approximately 90 miles from downtown Chicago, and in Peoria, and Rock Island, Illinois, approximately 160 miles from downtown Chicago. In addition, the three casinos in operation in Detroit, Michigan generated just over $1 billion in revenues during 2001, an increase of 71.5% over the prior year. Native American tribes are seeking to open casino facilities in northwestern Indiana, Michigan and Wisconsin under the Indian Gaming Regulatory Act. The opening of additional casinos proximate to Chicago, including the potential casino in Rosemont discussed above, could have a material adverse impact on the Aurora Casino.

     The Tunica Casino

     The Tunica Casino faces intense competition from the other ten casinos operating in north Tunica County and Coahoma County. Within the Casino Strip cluster, the Tunica Casino competes with Sam's Town, Harrah's Mardi Gras and Isle of Capri; however, Isle of Capri recently announced plans to sell or otherwise dispose of its Tunica property. A three casino cluster called "Casino Center" consists of Binion's Horseshoe, Sheraton Casino and Goldstrike Casino and is located north of the Casino Strip cluster and closer to the Memphis market. Bally's operates a casino and hotel adjacent to, but not connected with, the Casino Center. Fitzgeralds is located between Casino Center and the Casino Strip cluster. In addition, Isle of Capri operates a casino in Coahoma County which is located approximately 40 miles south of the Casino Strip cluster. A shuttle service provides transportation between the various Tunica County casinos.

     During July 1996, Grand Casinos opened a casino complex immediately north of Casino Center with 140,000 square feet of gaming space including approximately 2,464 slot machines and 107 table games. Three hotels with an aggregate of 1,366 rooms, a conference center and a golf course are currently available and other amenities are scheduled for later completion. The opening of this casino space, the largest in Mississippi, increased casino capacity in Tunica County by 24%.

     Management believes the shortage of hotel rooms in the Tunica market was a restriction to growth in prior years. However, a number of casino operations have completed and opened hotel facilities from 1996 through the present. During 1997 and early 1998, the Goldstrike Casino completed a 31-story, 1,200-room hotel tower and Binion's opened a 300-room hotel tower. Sheraton Casino also completed construction of 150 hotel rooms. The total current number of hotel rooms in Tunica County has increased to approximately 5,700 rooms from 1,250 at the end of 1995, an increase of more than 350%. The additional hotel capacity has made the Casino Center increasingly competitive in attracting overnight visitors.

     The Mississippi Gaming Control Act does not limit the number of licenses that may be granted. Any significant increase in new capacity in Tunica County could negatively impact the operations of the Tunica Casino.

     Although management does not believe that the Tunica Casino faces significant competition from casinos outside of the Tunica gaming market, legalized gaming operations are established in and around Mississippi, including 12 casinos on the Gulf Coast. Beau Rivage, a large casino complex, opened on the Gulf Coast in March 1999 and potentially competes for customers with the casinos in the Tunica gaming market. The Tunica Casino also competes to some extent with a land-based casino complex being operated by the Mississippi Band of Choctaw Indians in central Mississippi approximately 200 miles south and east of Memphis. One hotel and casino is currently operating and a second is expected to be opened in the fall of 2002. The complex, when completed, is expected to have 90,000 square feet of gaming space with 3,100 slot machines and 100 table games, over 1,000 hotel rooms, 30,000 square feet of convention space, a 36-hole championship golf course, spa and health club. In addition, the Tunica Casino may eventually face competition from the opening of gaming casinos closer to Memphis, including DeSoto County, Mississippi, which is the only county between Tunica County and the Tennessee border. DeSoto County has defeated gaming proposals on three separate occasions, most recently in November 1996, and by statute cannot vote on such issue again until 2004. Casino gaming is not currently legalized in Tennessee or Arkansas. Although management does not anticipate such legislation in the near term, the legalization of gaming in either Tennessee or Arkansas could have a material adverse impact on the Tunica Casino.

     The Shreveport Casino

     The Shreveport Casino competes directly with Binion's Horseshoe, Harrah's, the Isle of Capri and Casino Magic in the Shreveport market. Some of these competitors have higher profile brand names and greater financial resources than the Shreveport Partnership. All of these competitor's have operated in the Shreveport market for several years and have established customer bases. There can be no assurance that the Shreveport Casino will be able to effectively compete against these four established casinos, or that the Shreveport market is large enough to allow more than four casinos to operate profitably. Furthermore, one or more of the current operators in other parts of Louisiana could relocate to the Shreveport market which would directly increase competition in the market. The Horseshoe Casino recently announced plans, subject to board approval, to begin construction of a $50 million, 300-room hotel expansion of its Bossier City property as early as the summer of 2002. The opening of this facility would further increase competition for overnight patrons.

     The Louisiana Riverboat Economic Development and Gaming Control Act provides that the designated gaming area shall not exceed the lesser of 60% percent of the total square footage of the passenger access area of the vessel or 30,000 square feet at each casino. The facilities of three of the competitors in the Shreveport market arguably contain less than the total amount of gaming space permitted. If these competitors were to increase the size of their facilities, they would be able to add more gaming positions, which would directly increase competition in the Shreveport market. One of these competitors, Casino Magic, has publicly stated that it intends, in the near future, to undertake an expansion and improvement of its facility at an estimated cost of $25 million.

     Also, there can be no assurance that the Shreveport Casino will be able to effectively compete against any other future gaming operations that Louisiana or other authorities may authorize in the gaming market in which it operates. For example, in 1997, the Louisiana legislature adopted legislation permitting up to 15,000 square feet of slot machine gaming at pari-mutual wagering facilities located in parishes in Louisiana that approve slot machine gaming in a referendum election. Shortly thereafter, a referendum election was held that approved slot machine gaming at Louisiana Downs, which is located in Bossier City, approximately nine miles from the Shreveport Casino. In March 2002, an investor group seeking to purchase Louisiana Downs received a preliminary approval, subject to being found suitable as owners, for a $175 million expanded entertainment facility to include approximately 1,500 slot machines, a 325-room hotel with convention facilities, a 1,200 square foot ballroom and a 1,500-seat theater. Additional plans call for an adjacent festival marketplace and a 10,000-seat amphitheater. Once approvals are received and construction begins, the casino is expected to take eight to ten months and the hotel and other facilities are expected to take 15 to 18 months to complete. The completion of this facility would result in another source of competition for the Shreveport Casino, which could have a material adverse affect on the Shreveport Casino.

     Casino gaming is currently prohibited in several jurisdictions adjacent to Louisiana. As a result, management anticipates that a significant portion of the Shreveport Casino customers will be residents of these jurisdictions, primarily Texas. Although casino gaming is currently not permitted in Texas and the Texas Attorney General has issued an opinion that gaming in Texas would require an amendment to the Texas Constitution, the Texas legislature has considered proposals to authorize casino gaming in the past. The legislation of casino gaming in Texas, or in other nearby jurisdictions, would have a material adverse effect on the business, financial condition and results of operations of the Shreveport Partnership.

     The Shreveport Casino also faces competition from other forms of gaming, such as state-sponsored lotteries and video lottery terminals, pari-mutual betting on horse and dog racing and bingo parlors, as well as other forms of entertainment in Louisiana and other places from where it draws its customers.

Casino Regulation
-----------------

     Illinois

     The Riverboat Act currently authorizes dockside riverboat gaming upon any water within the State of Illinois or any water other than Lake Michigan which constitutes a boundary of the State of Illinois. The Riverboat Act strictly regulates the facilities, persons, associations and practices related to gaming operations pursuant to the police powers of the State of Illinois, including comprehensive law enforcement supervision. The Riverboat Act grants the Illinois Gaming Board specific powers and duties, and all other powers necessary and proper to fully and effectively execute the Riverboat Act for the purpose of administering, regulating and enforcing the system of riverboat gaming. The Illinois Gaming Board's jurisdiction extends to every person, association, corporation, partnership and trust involved in riverboat gaming operations in the State of Illinois.

     Owner's Licenses. The Riverboat Act requires the owner of a riverboat
     ----------------
gaming operation to hold an owner's license issued by the Illinois Gaming Board. The Aurora Casino's owner's license was renewed in December 2000 for a period of four years. The Illinois Gaming Board is authorized to issue ten owner's licenses statewide. Each owner's license permits up to two boats as a part of the riverboat gaming operation. In addition to the ten owner's licenses which may be authorized under the Riverboat Act, the Illinois Gaming Board may issue special event licenses allowing persons who are not otherwise licensed to conduct riverboat gaming to conduct such gaming on a specified date or series of dates. Riverboat gaming under such a license may take place on a riverboat not normally used for riverboat gaming.

     An owner's license is issued for an initial period of three years and may be renewed for successive periods of up to four years thereafter. An owner's license is eligible for renewal upon payment of the applicable fee and a determination by the Illinois Gaming Board that the licensee continues to meet all of the requirements of the Riverboat Act, the Illinois Gaming Board's rules and any conditions placed on a prior license renewal. The Illinois Gaming Board also requires that officers, directors and employees of a gaming operation and suppliers of gaming equipment, devices and supplies and certain other suppliers be licensed. Licenses issued by the Illinois Gaming Board may not be transferred to another person or entity. All licensed persons and entities must maintain their suitability for licensure and have a continuing duty to disclose any material changes in information provided to the Illinois Gaming Board.

     Applicants for and holders of an owner's license are required to obtain formal prior approval from the Illinois Gaming Board for changes proposed in the following areas; (1) key persons, (2) type of entity, (3) equity and debt capitalization of the entity, (4) investors and/or debt holders, (5) source of funds, (6) economic development plans or proposals, (7) riverboat capacity or significant design change, (8) gaming positions, (9) anticipated economic impact, or (10) agreements, oral or written, relating to the acquisition or disposition of property (real or personal) of a value greater than $1 million.

     A holder of an owner's license is allowed to make distributions to its partners, stockholders or itself only to the extent that such distribution would not impair the financial viability of the gaming operation. Factors to be considered by the licensee include, but are not limited to, the following: (1) cash flow, casino cash and working capital requirements, (2) debt service requirements and covenants associated with financial instruments, (3) requirements for repairs, maintenance and capital improvements, (4) employment or economic development requirements of the Riverboat Act and (5) a licensee's financial projections.

     The Illinois Gaming Board will require a business entity or personal disclosure form and approval as a key person for any business entity or individual with an ownership interest or voting rights of more than 5% in a licensee, the trustee of any trust holding such ownership interest or voting rights, the directors of the licensee and its chief executive officer, president and chief operating officer, as well as any other individual or entities deemed by the board to hold a position or a level of ownership, control or influence that is material to the regulatory concerns and obligations of the board. Each key person must file, on an annual basis, a disclosure affidavit, updated personal and background information, and updated tax and financial information. Key persons are required to promptly disclose to the board any material changes in status or information previously provided to the board and to maintain their suitability as key persons. In order for the board to identify potential key persons, each holder of an owner's license is required to file a table of organization, ownership and control with the Illinois Gaming Board to identify the individuals or entities that through direct or indirect means manage, own or control the interests and assets of the licensee. Based upon findings from an investigation into the character, reputation, experience, associations, business probity and financial integrity of a key person, the Illinois Gaming Board may enter an order upon the licensee to require economic disassociation of a key person. Each licensee is required to provide a means for the economic disassociation of a key person in the event such disassociation is required.

     An ownership interest in a holder of an owner's license may be transferred or pledged as collateral only with the consent of the Illinois Gaming Board.

     Regulation of Gaming Operations. The Riverboat Act does not limit the
     -------------------------------
maximum bet or per patron loss and licensees may set any maximum or minimum bets or other limits on wagering. No person under the age of 21 is permitted to wager. Vessels must have the capacity to hold a minimum of 500 persons if operating on the Mississippi River or the Illinois River south of Marshall County, and a minimum of 400 persons on any other waterway. The number of gaming positions is limited to a maximum of 1,200 per license. A licensee may conduct riverboat gambling regardless of whether it conducts excursion cruises. A licensee may permit the continuous ingress and egress of passengers for the purpose of gambling.

     A $2 per person admission tax is imposed on the owner of a riverboat operation. Such admission taxes for the Aurora Casino amounted to $4.6 million, $5.3 million and $6.1 million, respectively, during 2001, 2000 and 1999. Additionally, a wagering tax is imposed on the adjusted gross receipts, as defined in the Riverboat Act, at graduated rates ranging from 15% to 35%. The licensee is required to wire transfer all such gaming tax payments to the Illinois Gaming Board. The wagering tax for the Aurora Casino amounted to $68.8 million, $63.6 million and $54.3 million, respectively, for the years 2001, 2000 and 1999.

     The Illinois Gaming Board is authorized to conduct investigations into the conduct of gaming employees and into alleged violations of the Riverboat Act and to take such disciplinary and enforcement action as it may deem necessary and proper. Employees and agents of the Illinois Gaming Board have access to and may inspect any facilities relating to the riverboat gaming operations at all times.

     A holder of any license is subject to imposition of penalties and fines, suspension or revocation of the license, or other action for any act or failure to act by the holder or his or her agents or employees, that is injurious to the public health, safety, morals, good order and general welfare of the people of the State of Illinois, or that would discredit or tend to discredit the Illinois gaming industry or the State of Illinois. Any riverboat operation not conducted in compliance with the Riverboat Act may constitute an illegal gaming place and consequently may be subject to criminal penalties, which penalties include possible seizure, confiscation and destruction of illegal gaming devices and seizure and sale of riverboats and dock facilities to pay any unsatisfied judgment that may be recovered and any unsatisfied fine that may be levied. The Riverboat Act also provides for civil penalties equal to the amount of gross receipts derived from wagering on the gaming, whether unauthorized or authorized, conducted on the day of any violation. The Illinois Gaming Board may revoke or suspend licenses, as the Board may see fit and in compliance with applicable laws of Illinois regarding administrative procedures, and may suspend an owner's license, without notice or hearing, upon a determination that the safety or health of patrons or employees is jeopardized by continuing a riverboat's operation. The suspension may remain in effect until the Illinois Gaming Board determines that the cause for suspension has been abated and it may revoke the owner's license upon a determination that the owner has not made satisfactory progress toward abating the hazard.

     The Illinois Gaming Board may waive any licensing requirement or procedure provided by rule if it determines that such waiver is in the best interests of the public and the gaming industry.

     Mississippi

     The ownership and operation of casino gaming facilities in Mississippi are subject to extensive state and local regulations including the Mississippi Gaming Control Act (the "Mississippi Act"). Gaming in Mississippi can be legally conducted only on vessels of a certain minimum size in navigable waters of counties bordering the Mississippi River or in waters of the State of Mississippi which lie adjacent to the coastline of the three counties bordering the Gulf of Mexico and counties in which gaming has been approved by the voters.

     Mississippi's gaming operations are subject to the licensing and regulatory control of the Mississippi Gaming Commission (the "Mississippi Commission") and various federal, state and county regulatory agencies. The Mississippi Act does not restrict the amount or percentage of space on a vessel that may be utilized for gaming nor does it limit the number of licenses that the Mississippi Commission can grant for a particular area.

     Each of HCT's directors, officers and certain key employees who are actively and directly engaged in the administration or supervision of gaming in Mississippi, or who have any other significant involvement with the gaming activities of the Tunica Casino, must be found suitable therefor and may be required to be licensed by the Mississippi Commission. All personnel responsible for the direction and management of the Tunica Casino have been found suitable by the Mississippi Commission. The finding of suitability is comparable to licensing, and both require submission of detailed personal financial information followed by a thorough investigation. An application for licensing may be denied for any cause deemed reasonable by the issuing agency. Changes in licensed positions must be reported to the issuing agency and the Mississippi Commission has jurisdiction to disapprove a change in licensed positions. If the Mississippi Commission were to find a director, officer or key employee unsuitable for licensing or unsuitable to continue having a relationship with HCT, HCT would have to suspend, dismiss and sever all relationships with such person or lose its license. HCT would have similar obligations with regard to any person who refuses to file appropriate applications. Each gaming employee must obtain a work permit.

     The licenses obtained by HCT are not transferable and need to be renewed periodically. The ownership license for the Tunica Casino has been renewed through October 20, 2004. Presently, the policy of the Mississippi Commission is to award casino licenses for two-year periods, subject to renewal. The Mississippi Commission has the power to deny, limit, condition, revoke and suspend any license, finding of suitability or registration, and to fine any person as it deems reasonable and in the public interest, subject to an opportunity for a hearing.

     Any individual who is found to have a material relationship to, or material involvement with, HCT may be required to be investigated in order to be found suitable or to be licensed as a business associate of HCT. Key employees, controlling persons or others who exercise significant influence upon the management or affairs of HCT may also be deemed to have such a relationship or involvement. Additionally, certain beneficial owners, lenders and landlords of HCT may be required to be licensed. The landlord under the ground lease for the Tunica Casino has been found suitable by the Mississippi Commission.

     The statutes and regulations give the Mississippi Commission the discretion to require a suitability finding with respect to anyone who acquires any debt or equity security of HCT regardless of the percentage of ownership. In addition, the Mississippi Commission has discretionary authority to require a holder of any debt to file an application, to be investigated and to be found suitable. While the Mississippi Commission generally does not require the individual holders of obligations to be investigated and found suitable, the Mississippi Commission retains the discretion to do so for any reason, including but not limited to a default or where the holder of a debt instrument exercises a material influence over the gaming operations of the entity in question. The applicant is required to pay all costs of investigation.

     Any owner of debt or equity securities found unsuitable and who holds, directly or indirectly, any beneficial ownership of debt or equity interests in HCT beyond such period of time as may be prescribed by the Mississippi Commission may be guilty of a misdemeanor. Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Mississippi Commission may be found unsuitable. HCT is subject to disciplinary action if, after it receives notice that a person is unsuitable to be an owner of its debt or equity securities or to have any other relationship with it, HCT (1) pays the unsuitable person any distributions or interest upon any securities of HCT or any payments or distribution of any kind whatsoever, (2) recognizes the exercise, directly or indirectly, of any voting rights in its securities by the unsuitable person, or (3) pays the unsuitable person any remuneration in any form for services rendered or otherwise, except in certain limited and specific circumstances. In addition, if the Mississippi Commission finds any owner unsuitable, such owner must immediately offer all of such owner's securities in HCT for purchase, and HCT shall, in turn, purchase the securities so offered, for cash at fair market value, within ten days of the date of such offer.

     The Mississippi Commission has the power to impose additional restrictions on the holders of HCT's securities at any time through its power to regulate licensees.

     Mississippi gaming regulations provide that a change in control of HCT may not occur without the prior approval of the Mississippi Commission. Mississippi law prohibits HCT from making a public offering of its securities without the approval of the Mississippi Commission if any part of the proceeds of the offering is to be used to finance the construction, acquisition or operation of gaming facilities in Mississippi, or to retire or extend obligations incurred for one or more of such purposes.

     Because HCT is licensed to conduct gaming in Mississippi, neither HCT nor any affiliates may engage in gaming activities outside of Mississippi without the prior approval of the Mississippi Commission. The Mississippi Commission has adopted regulations related to foreign gaming approval, and HCT and its affiliates have been approved by the Mississippi Commission under its regulations to engage in gaming activities in certain jurisdictions outside of Mississippi.

     License fees and taxes are based on a percentage of the gross gaming revenues received by a casino operation and on the number of slot machines and table games operated by such casino. In particular, gaming licensees must pay an annual $5,000 license fee and an additional fee based on the number of gaming devices. A state gross revenues fee of 8% is due on adjusted gross gaming revenues. Several local governments have been authorized to impose additional gross fees on adjusted gross gaming revenues of up to 4% and annual license fees based on the number of gaming devices on board. Tunica County imposes a fee of 4% on adjusted gross gaming revenues. Gaming taxes for the Tunica Casino amounted to $13 million, $13.1 million and $12.2 million during 2001, 2000 and 1999, respectively. Gross gaming taxes paid to the state are allowed as a credit against Mississippi state income taxes.

     During January 1999, the Mississippi Commission adopted a regulation requiring that new casino applicants invest a minimum of 100% of the higher of the appraised value of their casino or the construction cost of their casino in land-based facilities. These facilities shall include any of the following: the construction of a minimum of 250 hotel rooms for each casino, a theme park, golf courses, marinas, a tennis complex, entertainment facilities or any other facility approved by the Mississippi Commission. The regulation will apply to all new casino projects.

     Louisiana

     The ownership and operation of a riverboat gaming vessel is subject to the Louisiana Riverboat Economic Development and Gaming Control Act (the "Louisiana Act"). As of May 1, 1996, gaming activities are regulated by the Louisiana Gaming Control Board (the "LGCB"). The LGCB is responsible for issuing gaming licenses and enforcing the laws, rules and regulations relative to riverboat gaming activities. The LGCB is empowered to issue up to 15 licenses to conduct gaming activities on a riverboat of new construction in accordance with applicable law. However, no more than six licenses may be granted to riverboats operating from any one parish. An initial license to conduct gaming operations is valid for a term of five years. The Louisiana Act provides for successive five-year renewals after the initial five-year term.

     The laws and regulations of Louisiana seek to:

     . prevent unsavory or unsuitable persons from having any direct or indirect involvement with gaming at any time or in any capacity;

     . establish and maintain responsible accounting practices and procedures;

     . maintain effective control over the financial practices of licensees, including establishing procedures for reliable record keeping and making periodic reports to the LGCB;

     .    prevent cheating and fraudulent practices;

     .    provide a source of state and local revenues through fees; and

     . ensure that gaming licensees, to the extent practicable, employ and contract with Louisiana residents, women and minorities.

     The Louisiana Act specifies certain restrictions and conditions relating to the operation of riverboat gaming as subsequently modified and, including but not limited to the following: (1) in parishes, including the site for the Shreveport Casino, other than the parish (currently Orleans Parish) of the Land-

Based Casino, which we refer to as the "Official Gaming Establishment," gaming may only be conducted while a riverboat is docked and no cruises or excursions may be conducted; however, in the parish of the Official Gaming Establishment, gaming is not permitted while a riverboat is docked, other than for forty-five minutes between excursions, unless dangerous weather or water conditions exist as certified by the riverboat's master; (2) each round trip riverboat cruise may not be less than three nor more than eight hours in duration, subject to specified exceptions; (3) agents of the LGCB are permitted on board at any time during gaming operations; (4) gaming devices, equipment and supplies may be purchased or leased only from permitted suppliers; (5) gaming may only take place in the designated gaming area while the riverboat is upon a designated river or waterway; (6) gaming equipment may not be possessed, maintained, or exhibited by any person on a riverboat except in the specifically designated gaming area, or a secure area used for inspection, repair, or storage of such equipment; (7) wagers may be received only from a person present on a licensed riverboat; (8) persons under 21 are not permitted on gaming vessels; (9) except for slot machine play, wagers may be made only with tokens, chips, or electronic cards purchased from the licensee aboard a riverboat; (10) licensees may only use dockside facilities and routes for which they are licensed and may only board and discharge passengers at the riverboat's licensed berth; (11) licensees must have adequate protection and indemnity insurance; (12) licensees must have all necessary federal and state licenses, certificates and other regulatory approvals prior to operating a riverboat; and (13) gaming may only be conducted in accordance with the terms of the license, the Louisiana Act and the rules and regulations adopted by the LGCB.

     Any person who has or controls directly or indirectly 5% or more ownership, income, profit or economic interest in the Shreveport Casino, or who receives 5% or more revenue interest in the form of a commission, finder's fee, loan repayment, or any other business expense related to the Shreveport Casino, or who has the ability, in the opinion of the LGCB, to exercise a significant influence over the Shreveport Casino or Shreveport Management, must meet all suitability requirements under the Louisiana Act. A gaming license is deemed to be a privilege under Louisiana law and as such may be denied, revoked, suspended, conditioned or limited at any time by the LGCB. In issuing a license, an applicant must demonstrate by clear and convincing evidence that he is a person of good character, honesty and integrity; that the applicant is a person whose prior activities, criminal record, if any, reputation, habits and associations do not pose a threat to the public interest of the State of Louisiana or to the effective regulation and control of gaming, or create or enhance the dangers of unsuitable, unfair or illegal practices, methods, and activities in the conduct of gaming or the carrying on of business and financial arrangements incidental thereto; and is capable of and likely to conduct the activities for which the applicant is licensed under the provisions of the Louisiana Act. The LGCB will not grant any licenses unless it finds that:

     . the applicant is capable of conducting gaming operations, which means that the applicant can demonstrate the capability, either through training, education, business experience, or a combination of the above, to operate a gaming casino;

     . the proposed financing of the riverboat and the gaming operations is adequate for the nature of the proposed operation and from a source suitable and acceptable to the LGCB;

     . the applicant demonstrates a proven ability to operate a vessel of comparable size, capacity and complexity to a riverboat in its application for a license so as to ensure the safety of its passengers;

     . the applicant designates the docking facilities to be used by the riverboat;

     . the applicant shows adequate financial ability to construct and maintain a riverboat;

     . the applicant submits a detailed plan of design of the riverboat in its application for a license;

     . the applicant has a good faith plan to recruit, train and upgrade minorities in all employment classifications; and

     .    the applicant is of good moral character.

     The LGCB may not award a license to any applicant who has been convicted or pled guilty or nolo contendere to any offense punishable by imprisonment of more than one year, theft or attempted theft, illegal possession of stolen things or any offense or attempt involving the misappropriation of property or funds, any offense involving fraud or attempted fraud, false statement or declarations, gambling as defined by the laws or ordinances or any municipality, any parish or county, any state, or of the United States, or a crime of violence (each a "Material Offense"); who is currently being prosecuted or regarding whom charges are pending in any jurisdiction for a Material Offense; who is not current in filing applicable tax returns and in the payment of all taxes, penalties and interest owed to the State of Louisiana, any political subdivision of Louisiana or the Internal Revenue Service, excluding items under formal appeal; or who has failed to provide information and documentation to reveal any fact material to a suitability determination, or has provided information which is untrue or misleading as to a material fact pertaining to the suitability criteria.

     The transfer of a license is prohibited. The sale, assignment, transfer, pledge, or disposition of securities which represent 5% or more of the total outstanding shares issued by a holder of a license is subject to prior LGCB approval. A security issued by a holder of a license must generally disclose these restrictions.

     Section 2501 of the regulations enacted by the Louisiana State Police Riverboat Gaming Division pursuant to the Louisiana Act requires prior written approval by the LGCB of all persons involved in the sale, purchase, assignment, lease, grant or foreclosure of a security interest, hypothecation, transfer, conveyance or acquisition of an ownership interest (other than a corporation) or economic interest of 5% or more in any licensee.

     Section 2523 of the regulations under the Louisiana Act requires notification to an prior approval from the LGCB of (1) the application for, receipt, acceptance or modification of a loan, (2) the use of any cash, property, credit, loan or line of credit, or (3) the guarantee or granting of other forms of security for a loan by a licensee or person acting on a licensee's behalf. Exceptions to prior written approval include, without limitation, any transaction for less than $2.5 million in which all of the lending institutions are federally regulated, any transaction modifying the terms of an existing, previously approved loan transaction, or any transaction involving publicly registered debt and other securities sold pursuant to a firm underwriting agreement.

     The failure of a licensee to comply with the requirements set forth above may result in the suspension or revocation of that licensee's gaming license. Additionally, if the LGCB finds that the individual owner or holder of a security of a corporate licensee or intermediary company or any person with an economic interest in a licensee is not qualified under the Louisiana Act, the LGCB may require, under penalty of suspension or revocation of the license, that the person not receive dividends or interest on securities of the corporation; exercise directly or indirectly a right conferred by securities of the corporation; receive remuneration or economic benefit from the licensee; or continue in an ownership or economic interest in the licensee.

     A licensee must periodically report the following information to the LGCB, which is not confidential and is to be available for public inspection: the licensee's net gaming proceeds from all authorized games; the amount of net gaming proceeds tax paid; and all quarterly and annual financial statements presenting historical data that are submitted to the LGCB, including annual financial statements that have been audited by an independent certified public accountant.

     The LGCB has adopted rules governing the method for approval of the area of operations and the rules and odds of authorized games and devices permitted, and prescribing grounds and procedures for the revocation, limitation or suspension of licenses and permits.

     The Louisiana Act imposes franchise and license fees of $50,000 per riverboat for the first year and $100,000 for subsequent years together with a gaming tax based on a percentage of the net gaming proceeds. In March 2001, the Louisiana legislature approved an increase in the gaming tax on riverboat casinos to 21.5% of net gaming proceeds from the previous rate of 18.5% and eliminated the cruising requirement for those boats previously required to cruise. The tax increase is being phased in over a 25-month period for all riverboats in the Shreveport/Bossier City area, which were not subject to the cruising requirements. Accordingly, the gaming tax imposed on the Shreveport Casino was increased to 19.5% effective April 1, 2001 with additional 1% increases scheduled on April 1, 2002 and April 1, 2003. Several local governments have been authorized to impose additional fees on adjusted gross gaming revenues and/or other fees. The Shreveport Casino is required to make certain payments to the City of Shreveport under its ground lease agreement in lieu of boarding fees. Franchise and license fees and payments in lieu of boarding fees for the Shreveport Casino amounted to $34.4 million and $1.9 million during 2001 and 2000, respectively. Had the entire 3% gaming tax increase been in effect during 2001and 2000, the Shreveport Casino's operating expenses would have increased by approximately $3.3 million and $243,000, respectively.

     On April 19, 1996, the Louisiana legislature adopted legislation requiring statewide local elections on a parish-by-parish basis to determine whether to prohibit or continue to permit licensed riverboat gaming, licensed video poker gaming, and licensed land-based gaming in Louisiana parishes. The applicable local election took place on November 5, 1996, and the voters in the parishes in which riverboats are currently located voted to continue licensed riverboat gaming. However, it is noteworthy that the current legislation does not provide for any moratorium on future elections on gaming.

Non-Gaming Regulation
---------------------

     The Company is subject to certain federal, state and local safety and health laws, regulations and ordinances that apply to non-gaming businesses generally, such as the Clean Air Act, Clean Water Act, Occupational Safety and Health Act, Resource Conservation Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act. The Company has not made, and does not anticipate making, material expenditures with respect to such environmental laws and regulations. However, the coverage and attendant compliance costs associated with such laws, regulations and ordinances may result in future additional costs to the Company's operations. For example, in 1990 the U.S. Congress enacted the Oil Pollution Act to consolidate and rationalize mechanisms under various oil spill response laws. The Department of Transportation has proposed regulations requiring owners and operators of certain vessels to establish through the U.S. Coast Guard evidence of financial responsibility in the amount of $5.5 million for clean-up of oil pollution. This requirement would be satisfied by either proof of adequate insurance, including self-insurance, or the posting of a surety bond or guaranty.

     The riverboats operated by the Company must comply with U.S. Coast Guard requirements as to boat design, on-board facilities, equipment, personnel and safety. Each of them must hold a Certificate of Seaworthiness or must be approved by the American Bureau of Shipping ("ABS") for stabilization and flotation, and may also be subject to local zoning and building codes. The U.S. Coast Guard requirements establish design standards, set limits on the operation of the vessels and require individual licensing of all personnel involved with the operation of the vessels. Loss of a vessel's Certificate of Seaworthiness or ABS approval would preclude its use as a floating casino.

     Marine operation employees of the Company may be subject to the Jones Act which, among other things, exempts those employees from state limits on workers' compensation awards.

Trademarks
----------

     The Company uses the service mark "Hollywood Casino" which is registered with the United States Patent and Trademark Office. The Company considers its rights to the "Hollywood Casino" service mark to be well established and to have significant competitive value to the Company's business. The loss of its right to use the "Hollywood Casino" service mark and to prevent others from using the same or a deceptively similar mark could have a material adverse effect on the Company.

     The Company also uses other "Hollywood-formative" marks to promote its casino and related services. These marks are either registered or are the subject of pending registration applications with the United States Patent and Trademark Office.

Development Activities
----------------------

     Management maintains a proactive business development strategy in order to enhance the Company's long-term growth. The Company is currently pursuing various development opportunities, including those in jurisdictions which are considering legalizing gaming.

ITEM 2. PROPERTIES

The Aurora Casino
-----------------

     The Aurora Casino currently operates on a dockside barge structure which wraps half-way around a four-story, 64,000 square foot land based pavilion and on a four-level riverboat, City of Lights I. The combined facilities have approximately 38,000 square feet of casino space and approximately 1,200 gaming positions. A second four-level riverboat, City of Lights II, was taken out of service in February 2002 when the first half of the dockside barge was completed and opened. The complex also includes two parking garages under capital lease agreements.

     The first parking garage contains approximately 840 parking spaces and 31,000 square feet of office space, of which approximately 22,600 square feet are currently being used for administrative offices. HCA leases the parking garage, including the office space, from the City of Aurora under a 30-year lease ending June 2023, with HCA having the right to extend the term under renewal options for an additional 67 years. The second garage, completed in 1996, has approximately 500 parking spaces and includes approximately 1,500 square feet of retail space. The facility is owned by a governmental agency and operated by HCA pursuant to a lease with an initial term expiring in 2026 with the right to extend the lease for up to 20 additional years.

     The Aurora Casino is currently pledged as collateral to the extent of approximately $81 million (subject to future borrowings on HCA's intercompany note to HCC up to a maximum of $108 million) with respect to the Senior Secured Notes in the face amount of $360 million issued by HCC on May 19, 1999. The Senior Secured Notes consist of $310 million of 11.25% notes due May 1, 2007 and $50 million of floating rate notes due May 1, 2006. The current interest rate on the floating rate notes is 8.45% per annum and is reset semiannually.

The Tunica Casino
-----------------

     The Tunica Casino consists of a 60,000 square foot, single level casino with 54,000 square feet of gaming space, 505 hotel rooms and suites and support facilities that include two restaurants, a buffet, an arcade and a gift shop, banquet space, an enclosed pool and atrium, a showroom and administrative offices. The Tunica Casino also includes a 123-space recreational vehicle park and surface lots with 1,635 parking spaces.

     The ground lease for the Tunica Casino has an initial term of five years from the date gaming operations commenced with options to extend the lease for nine successive five-year terms. Rent during the initial term is equal to the greater of 4% of Gross Revenues (as defined in the lease) or $1.1 million per year. Because the ground lease for the Tunica Casino covers approximately 70 acres, there is sufficient land for future expansion should circumstances warrant an expansion.

     Substantially all of the assets of the Tunica Casino are pledged as collateral for HCC's Senior Secured Notes discussed above.

The Shreveport Casino
---------------------

     The Shreveport Casino consists of a 403-room, all suite, art deco-style hotel, and a three-level riverboat dockside casino. The riverboat casino contains approximately 59,000 square feet of space with approximately 1,434 slot machines and approximately 66 table games. The complex also offers three parking facilities, including two parking lots and an eight-story parking garage located directly across the street and connected to the pavilion by a covered, movie-themed walkway. The three parking facilities provide space for approximately 2,000 cars, including valet parking for approximately 340 cars.

     The ground lease for the Shreveport Casino has an initial term ending on the tenth anniversary of the opening of the Shreveport Casino with options for the Shreveport Partnership to renew on the same terms for up to an additional 40 years and with further renewals available at prevailing rates and terms. Beginning with the opening of the Shreveport Casino, base rental payments under the lease are $450,000 per year during the initial ten-year lease term. In addition to base rent, the Shreveport Casino pays monthly percentage rent of not less than $500,000 per year equal to 1% of monthly adjusted gross revenues and the amount, if any, by which monthly parking facilities net income exceeds the parking income credit, as all such terms are defined in the ground lease.

     Up to $30 million in furniture, fixtures and equipment is pledged as collateral for $39 million of 13% Senior Secured Notes with contingent interest (the "Senior Secured Notes") issued by the Shreveport Partnership during June 2001 and guaranteed by HCL. The Senior Secured Notes are nonrecourse to HCC. Contingent interest on the Senior Secured Notes is equal to 1.3% of the Shreveport Casino's cash flow, as defined, for the applicable period subject to a maximum contingent interest of $1.3 million for any four consecutive fiscal quarters. Substantially all other assets are pledged as collateral for $150 million of 13% First Mortgage Notes with contingent interest (the "First Mortgage Notes") issued by the Shreveport Partnership during August 1999 and guaranteed by HCL. The First Mortgage Notes are nonrecourse to HCC. Contingent interest on the First Mortgage Notes is equal to 5% of the Shreveport Casino's cash flow, as defined, for the applicable period subject to a maximum contingent interest of $5 million for any four consecutive fiscal quarters. Payment of contingent interest on both the Senior Secured Notes and First Mortgage Notes may be deferred to the extent that payment would result in certain financial coverage ratios not being met.

ITEM 3. LEGAL PROCEEDINGS

     In February 2002, the Company filed an action in state court in Dallas County, Texas alleging that one of its former executive officers breached his fiduciary duties to the Company's stockholders by using Company funds and property for personal reasons and concealing his and his immediate family's interests in entities doing business with the Company. The Company seeks multiple remedies in the lawsuit, including restitution for such improper actions, as well as a declaratory judgement that the Company be relieved of any further financial obligations under the former executive's employment agreement with the Company. The lawsuit also seeks to terminate the ability to exercise outstanding stock options previously granted to the former executive.

     In addition to the above action, the Company also filed a lawsuit in February 2002 in U.S. District Court in Texas against a number of individuals and their affiliates, including two of the Company's former executive officers, alleging violations of the federal securities laws. Such allegations include the failure to properly report that the defendants and their affiliates have been acting in concert as a group in connection with a planned proxy contest at the next annual shareholders' meeting and that certain affiliates have acquired common stock of the Company while in possession of material non-public information regarding the Company. The Company seeks multiple remedies, including requiring the defendants to truthfully and accurately report their activities, as well as seeking an order to enjoin the defendants from further purchases of stock and from voting their shares of stock.

     On April 23, 2000, the construction site for the Shreveport Casino suffered tornado damage which contributed to the delay in opening the facility. Management filed damage claims and received reimbursements from its insurance carrier during 2000 in the amount of approximately $1.7 million to cover substantially all of the cost of repairing the damage incurred. Management is also pursuing delayed opening claims with its carriers. To the extent the delay in the facility's opening was the responsibility of contractors, management is also seeking to recover damages from those entities. These matters are the subject of a lawsuit pending in U. S. District Court in Louisiana. For this and other reasons, the Shreveport Partnership has withheld payment of approximately $2.6 million which the general contractor is currently seeking and which is included in accounts payable on the accompanying consolidated balance sheet at December 31, 2001. Both the recovery of any amounts by the Shreveport Partnership from either its insurance companies or the contractors and the need to pay the general contractor the amounts being withheld are currently subject to the results of the litigation and management is unable to determine the amounts, if any, that will ultimately be received or paid.

     HCC and its subsidiaries are also parties in various other legal proceedings with respect to the conduct of casino and hotel operations. Although a possible range of loss cannot be estimated, in the opinion of management, based upon the advice of counsel, settlement or resolution of these proceedings should not have a material adverse impact on the consolidated financial position or results of operations of HCC and its subsidiaries.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 2001, the Company did not submit any matters to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     HCC's Class A common stock, 50,000,000 shares at $.0001 par value per share, is HCC's sole voting security. HCC's common stock trades on the American Stock Exchange under the Symbol HWD. The prices set forth in the following table represent actual transactions.

                                     2001                   2000
                              -----------------      -----------------
   Period                      High        Low        High        Low
   ------                     ------      -----      ------      -----

First Quarter                 $10.73      $7.38      $ 4.50      $3.00
Second Quarter                 11.70       6.42        8.00       3.13
Third Quarter                   7.85       5.50        9.50       5.88
Fourth Quarter                 11.35       5.95       11.25       7.38

     As of March 27, 2002, there were approximately 500 holders of record of HCC's voting common stock.

     HCC has not paid cash dividends on its common stock in the past and has no plans to pay cash dividends on its common stock in the foreseeable future. See
Note 3 of "Notes to Consolidated Financial Statements" for a description of certain agreements that impose specified restrictions on the transfer of funds between certain subsidiaries.

     HCT's common stock, 1,000 shares with par value of $.01 per share, is its sole voting security; all of the 1,000 shares outstanding are owned by HCC.HCT did not pay any dividends during 2001; any such dividends would be payable to HCC.

ITEM 6. SELECTED FINANCIAL DATA

Hollywood Casino Corporation and Subsidiaries
---------------------------------------------

     The following tables present selected financial data for HCC and its subsidiaries and are qualified in their entirety by the consolidated financial statements and accompanying footnotes appearing elsewhere in this Form 10-K. The data as of December 31, 2001 and 2000, and for the years ended December 31, 2001, 2000 and 1999 have been derived from the audited consolidated financial statements of HCC presented in Item 8.

Statement of Operations Data:                                            Year Ended December 31,
                                                      --------------------------------------------------------
                                                        2001        2000        1999        1998        1997
                                                      --------    --------    --------    --------    --------
                                                                (in thousands, except per share amounts)
Net revenues ......................................   $458,056    $311,455    $277,132    $245,222    $246,809
                                                      --------    --------    --------    --------    --------
Expenses:
   Departmental ...................................    341,545     214,855     191,728     174,298     164,805
   General and administrative .....................     38,753      20,368      19,235      17,778      16,790
   Management and consulting fees .................         --          --         939       1,200       3,927
   Depreciation and amortization ..................     50,495      13,647      14,163      15,610      17,563
   Development and preopening .....................        603      15,852       1,787         779       1,480
   Executive compensation accrual .................      2,848          --          --          --          --
   Recoveries on affiliate obligations ............    (10,828)         --          --          --          --
   Termination of management and consulting
     agreements ...................................         --          --      40,389          --          --
   Write down of assets ...........................         --          --      13,322          --      19,678
                                                      --------    --------    --------    --------    --------
     Total expenses ...............................    423,416     264,722     281,563     209,665     224,243
                                                      --------    --------    --------    --------    --------
Income (loss) from operations .....................     34,640      46,733      (4,431)     35,557      22,566
                                                      --------    --------    --------    --------    --------
Non-operating income (expenses):
  Interest income .................................      4,873      11,349       7,868       2,844       1,896
  Interest expense, net of capitalized interest ...    (67,781)    (55,191)    (47,050)    (31,212)    (31,775)
  Gain on settlement of litigation, net ...........         --       7,220          --          --          --
  Tax settlement costs ............................         --          --          --      (1,087)         --
  Equity in losses of unconsolidated affiliate ....       (183)        (55)       (141)         --          --
  (Loss) gain on disposal of assets ...............       (105)        190        (567)        (61)        552
                                                      --------    --------    --------    --------    --------
    Total non-operating expenses, net .............    (63,196)    (36,487)    (39,890)    (29,516)    (29,327)
                                                      --------    --------    --------    --------    --------
  (Loss) income before income taxes, extraordinary
   and other items ................................    (28,556)     10,246     (44,321)      6,041      (6,761)
Income tax benefit (provision) ....................      2,087      (1,873)     (1,196)       (816)     (5,359)
                                                      --------    --------    --------    --------    --------
(Loss) income before extraordinary and other
   items ..........................................    (26,469)      8,373     (45,517)      5,225     (12,120)
Minority interest in Hollywood Casino Shreveport...     (1,438)        (78)         --          --          --
Minority interest in earnings of Limited
   Partnership ....................................         --          --      (5,801)     (6,494)     (5,012)
                                                      --------    --------    --------    --------    --------
(Loss) income before extraordinary item ...........    (27,907)      8,295     (51,318)     (1,269)    (17,132)
Extraordinary item:
  Early extinguishment of debt,
    net of related tax benefits (1) ...............       (843)         --     (30,353)       (336)       (215)
                                                      --------    --------    --------    --------    --------
Net (loss) income .................................   $(28,750)   $  8,295    $(81,671)   $ (1,605)   $(17,347)
                                                      ========    ========    ========    ========    ========
Basic (loss) income per common share:
  (Loss) income before extraordinary item .........   $  (1.12)   $    .33    $  (2.05)   $   (.05)   $   (.69)
  Extraordinary item ..............................      (0.03)         --       (1.22)       (.01)       (.01)
                                                      --------    --------    --------    --------    --------
     Net (loss) income ............................   $  (1.15)   $    .33    $  (3.27)   $   (.06)   $   (.70)
                                                      ========    ========    ========    ========    ========

Diluted (loss) income per common share:
   (Loss) income before extraordinary item ........   $  (1.12)   $    .31    $  (2.05)   $   (.05)   $   (.69)
   Extraordinary item .............................      (0.03)         --       (1.22)       (.01)       (.01)
                                                      --------    --------    --------    --------    --------
     Net (loss) income ............................   $  (1.15)   $    .31    $  (3.27)   $   (.06)   $   (.70)
                                                      ========    ========    ========    ========    ========

Balance Sheet Data:                                                        December 31,
                                                      --------------------------------------------------------
                                                        2001        2000        1999        1998        1997
                                                      --------    --------    --------    --------    --------
                                                                         (in thousands)
Total assets ......................................   $533,397    $577,900    $525,817    $270,740    $276,218
Total debt, including capital
  lease obligations ...............................    569,560     567,721     538,458     227,529     226,922
Shareholders' (deficit) equity.....................    (93,812)    (65,760)    (74,157)      7,512       9,117

----------
(1) Includes the following items: (i) for 2001, costs associated with the June 2001 issuance of the Hollywood Casino Shreveport Senior Secured Notes and
     (ii) for 1999, costs associated with the May 1999 issuance of the HCC Senior Secured Notes and (iii) for 1998 and 1997, costs associated with HCC's mandatory redemption of outstanding debt, net of related tax benefit.

Hollywood Casino-Aurora, Inc. and HWCC-Tunica, Inc. and Subsidiary
------------------------------------------------------------------

     The following tables set forth selected financial information for HCA and for HCT and its subsidiary and are qualified in their entirety by, and should be read in conjunction with, HCA's Financial Statements and HCT's Consolidated Financial Statements and accompanying footnotes appearing elsewhere in this Form 10-K. HCA and HCT commenced operations on June 17, 1993 and August 8, 1994, respectively. The data as of December 31, 2001 and 2000 and for the years ended December 31, 2001, 2000 and 1999 have been derived from the audited financial statements of HCA and HCT presented in Item 8.

                          HOLLYWOOD CASINO-AURORA, INC.

Statement of Operations Data:

                                                                          Year Ended December 31,
                                                      ------------------------------------------------------------
                                                        2001         2000         1999         1998         1997
                                                      --------     --------     --------     --------     --------
                                                                             (in thousands)
Net revenues ......................................   $215,985     $203,832     $180,488     $152,633     $151,647
                                                      --------     --------     --------     --------     --------
Expenses:
      Departmental ................................    138,464      133,363      120,324      108,145       99,993
      General and administrative ..................      5,182        5,319       12,758       14,136       14,673
      Depreciation and amortization ...............     28,583        7,107        7,050        7,350        7,491
      Termination of management contract ..........         --           --       37,000           --           --
                                                      --------     --------     --------     --------     --------
        Total expenses ............................    172,229      145,789      177,132      129,631      122,157
                                                      --------     --------     --------     --------     --------
Income from operations ............................     43,756       58,043        3,356       23,002       29,490
                                                      --------     --------     --------     --------     --------
Non-operating income (expense):
      Interest income .............................        986        1,124          533          112          156
      Interest expense, net of capitalized interest     (8,001)      (9,034)      (6,145)      (6,046)      (6,847)
      (Loss) gain on disposal of assets ...........        (65)          (6)        (510)           4          134
                                                      --------     --------     --------     --------     --------
        Total non-operating expense, net ..........     (7,080)      (7,916)      (6,122)      (5,930)      (6,557)
                                                      --------     --------     --------     --------     --------

Income (loss) before income taxes .................     36,676       50,127       (2,766)      17,072       22,933
Income tax provision ..............................    (12,486)     (18,422)        (367)      (6,559)      (8,419)
                                                      --------     --------     --------     --------     --------
Net income (loss) .................................   $ 24,190     $ 31,705     $ (3,133)    $ 10,513     $ 14,514
                                                      ========     ========     ========     ========     ========

Balance Sheet Data:

                                                                              December 31,
                                                      ------------------------------------------------------------
                                                        2001         2000         1999         1998         1997
                                                      --------     --------     --------     --------     --------
                                                                              (in thousands)
Total assets ......................................   $129,950     $110,782     $111,759     $100,310     $104,071
Total debt, including capital lease
  obligations .....................................     99,267       86,113       87,907       54,248       58,972
Shareholder's equity ..............................      6,610        6,190        6,047       28,720       28,948

                        HWCC-TUNICA, INC. AND SUBSIDIARY

Statement of Operations Data:

                                                        Year Ended December 31,
                                        ----------------------------------------------------
                                          2001       2000      1999       1998       1997
                                        -------    -------    -------    -------    --------
                                                          (in thousands)
Net revenues ........................   $98,203    $99,869    $96,644    $92,549    $ 94,975
                                        -------    -------    -------    -------    --------

Expenses:
   Departmental .....................    75,854     75,655     71,404     66,104      64,770
   General and administrative .......     5,567      5,173      5,679      5,813       5,769
   Depreciation and amortization ....     5,823      5,841      7,066      8,123       9,916
   Termination of consulting
     agreement ......................        --         --      3,329         --          --
                                        -------    -------    -------    -------    --------
     Total expenses .................    87,244     86,669     87,478     80,040      80,455
                                        -------    -------    -------    -------    --------
Income from operations ..............    10,959     13,200      9,166     12,509      14,520
                                        -------    -------    -------    -------    --------

Non-operating income (expenses):
   Interest income ..................       299        280        340        587         281
   Interest expense .................    (9,933)   (10,019)   (10,308)   (10,937)    (10,980)
   Equity in losses of unconsolidated
     affiliate ......................      (183)       (55)      (141)        --          --
   Gain (loss) on disposal of assets         27          5        (57)       (65)          6
                                        -------    -------    -------    -------    --------
     Total non-operating expenses,
      net ...........................    (9,790)    (9,789)   (10,166)   (10,415)    (10,693)
                                        -------    -------    -------    -------    --------

Income (loss) before income taxes ...     1,169      3,411     (1,000)     2,094       3,827
Income tax (provision) benefit ......    (3,216)      (375)       323       (689)        845
                                        -------    -------    -------    -------    --------
Net (loss) income ...................   $(2,047)   $ 3,036    $  (677)   $ 1,405     $ 4,672
                                        =======    =======    =======    =======    ========

Balance Sheet Data:

                                                          December 31,
                                        ----------------------------------------------------
                                          2001       2000       1999       1998       1997
                                        --------   --------   --------   --------   --------
                                                           (in thousands)
Total assets ........................   $115,073   $116,106   $112,398   $120,461   $118,727
Total debt, including capital lease
  obligations .......................     88,569     88,651     90,140     85,798     85,683
Shareholder's equity ................     13,599     15,646     12,610     25,287     23,882

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Annual Report on Form 10-K contains forward-looking statements about the business, operating results, cash flows, financial condition, construction and development activities, expansion projects, strategies and prospects of the Company. The actual results could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, among other things, changes in competition, economic conditions, the ability to maintain existing management, weather conditions, tax regulations, state or local regulations or legislation applicable to the gaming industry in general or the Company in particular, decisions of courts, the ability to obtain required bankruptcy court and regulatory approvals and other risks indicated in the Company's filings with the Securities and Exchange Commission. Such risks and uncertainties are beyond management's ability to control and, in many cases, can not be predicted by management. When used in this Annual Report on Form 10-K, the words "believes", "expects", "estimates", "anticipates" and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements. Similarly, statements herein that describe the Company's business strategy, outlook, objectives, plans, intentions or goals are also forward-looking statements.

RESULTS OF OPERATIONS

     The following table summarizes HCC's consolidated income from operations reflecting departmental operations at each of its casino properties. Departmental operations include, as applicable, casino, rooms, food and beverage and other. Accordingly, departmental profit, as used in the discussion which follows, consists of departmental revenues less departmental expenses and represents income from operations before general and administrative expenses, depreciation and amortization.

                                                         Year Ended December 31,
                                              -------------------------------------------
                                                  2001            2000           1999
                                              -------------   ------------   ------------
Net Revenues:
   Aurora Casino                              $ 215,985,000   $203,832,000   $180,488,000
   Tunica Casino                                 98,203,000     99,869,000     96,644,000
   Shreveport Casino                            143,868,000      7,754,000             --
                                              -------------   ------------   ------------
     Net revenues                               458,056,000    311,455,000    277,132,000
                                              -------------   ------------   ------------

Departmental Expenses:
   Aurora Casino                                138,464,000    133,363,000    120,324,000
   Tunica Casino                                 75,854,000     75,655,000     71,404,000
   Shreveport Casino                            127,227,000      5,837,000             --
                                              -------------   ------------   ------------
     Total departmental expenses                341,545,000    214,855,000    191,728,000
                                              -------------   ------------   ------------

     Departmental profit                        116,511,000     96,600,000     85,404,000
                                              -------------   ------------   ------------

Other Operating Expenses:
   General and administrative                    38,753,000     20,368,000     20,174,000
   Depreciation and amortization                 50,495,000     13,647,000     14,163,000
   Development                                      603,000      1,058,000        946,000
   Preopening                                            --     14,794,000        841,000
   Executive compensation accrual                 2,848,000             --             --
   Recoveries on affiliate obligations          (10,828,000)            --             --
   Termination of management and consulting
     agreements                                          --             --     40,389,000
   Write down of assets                                  --             --     13,322,000
                                              -------------   ------------   ------------
     Total other operating expenses              81,871,000     49,867,000     89,835,000
                                              -------------   ------------   ------------
Income (loss) from operations                 $  34,640,000   $ 46,733,000   $ (4,431,000)
                                              =============   ============   ============

     Management's discussion and analysis of the results of operations is organized using the format presented above. Departmental profit for each operating property will be discussed separately, to be followed by comments addressing other items on a consolidated basis. The discussion will continue with consolidated non-operating income and expenses, taxes and extraordinary items as presented in the consolidated financial statements of HCC.

Aurora Casino
-------------

     Departmental profit from operations at the Aurora Casino is summarized in the following table:

                                                      Year Ended December 31,
                                        ----------------------------------------------
                                            2001             2000            1999
                                        ------------     ------------     ------------

Departmental Revenues:
        Casino                          $231,832,000     $217,704,000     $190,608,000
        Food and beverage                 14,529,000       15,787,000       14,560,000
        Other                              3,211,000        3,356,000        3,272,000
        Promotional allowances           (33,587,000)     (33,015,000)     (27,952,000)
                                        ------------     ------------     ------------
          Net revenues                   215,985,000      203,832,000      180,488,000
                                        ------------     ------------     ------------

     Departmental Expenses:
        Casino                           132,005,000      127,263,000      114,381,000
        Food and beverage                  5,498,000        5,021,000        4,829,000
        Other                                961,000        1,079,000        1,114,000
                                        ------------     ------------     ------------
          Total departmental expenses    138,464,000      133,363,000      120,324,000
                                        ------------     ------------     ------------

     Departmental profit                $ 77,521,000     $ 70,469,000     $ 60,164,000
                                        ============     ============     ============

     Departmental profit margin                 35.9%            34.6%            33.3%

     Revenues

     Total gross wagering at the Aurora Casino, as measured by the total value of chips purchased for table games ("drop") and the total amount of coins wagered in slot machines ("handle"), increased by 2.2% and 17.5%, respectively, during 2001 compared to 2000 and during 2000 compared to 1999. The significant increase in gross wagering during 2000 was primarily attributable to the advent of dockside gaming on June 26, 1999. Subsequent increases in revenues reflect management's use of both new and proven marketing programs designed to enhance the Aurora Casino's position in the Chicago marketplace. Casino revenues consist of the portion of gross wagering retained by the casino and, as a percentage of gross wagering, is referred to as the "hold percentage." During the latter part of 2000, the Aurora Casino reconfigured its gaming mix to remove ten table games, which are more labor intensive, and replace them with 61 slot machines. Despite this reduction of nearly 20% in the number of table games, table drop grew slightly (2.2%) during 2001 compared to 2000. Slot machine handle also grew by 2.2% during 2001 compared to the prior year. The 14.2% increase in 2000 casino revenues compared to the prior year period reflects the 17.5% increase in gross wagering noted above, partially offset by a decline in the table games hold percentage. Poker revenues also increased during 2000 compared to the prior year primarily due to the expansion of the poker room's operating hours beginning in the fourth quarter of 1999. As a result of the closing of a competitor's poker room in August 2000, the Aurora Casino is now the sole Illinois provider of poker in Chicago-area casinos.

     During 2001, the Aurora Casino conducted its gaming operations on two riverboats connected by a link barge. The smaller of the two riverboats contained slightly more than one-third of the total gaming positions, but generated less than 25% of total gaming revenues. As more fully described under "Liquidity and Capital Resources -- Capital Expenditures and Other Investing Activities," the Aurora Casino began a major expansion in 2001. In order to take better advantage of dockside gaming legislation passed in 1999 and improve its gaming amenities, the Aurora Casino began construction of a new dockside facility to replace the Aurora Casino's two existing riverboats. Management believes the new dockside facility will significantly increase passenger capacity and provide a premier gaming and entertainment facility for the Aurora Casino's patrons. The first half of the dockside facility and a new casino entrance were completed and opened on February 15, 2002. The second half of the dockside casino, together with a new buffet and parking facility are expected to open in June 2002. The expansion is projected to cost approximately $78.2 million.

     The decrease in food and beverage revenues during 2001 compared to the prior year period is primarily due to a reduction in the amount of complimentary food revenues. The estimated value of such complimentaries is reflected as revenues with a corresponding amount deducted as promotional allowances. The increase in food and beverage revenues during 2000 compared to the prior year reflects the increased patron volume resulting from dockside gaming and the opening of a new food outlet in April 2000.

     Other revenues decreased during 2001 compared to the prior year primarily due to reductions in theater revenues and retail store sales. Other revenues did not change significantly during 2000 compared to 1999.

     Promotional allowances include the estimated value of goods and services provided free of charge to casino customers under various marketing programs, the cost of certain cash incentive programs and the estimated cost of the "cash back" award feature of the casino's customer loyalty program. The increase during 2001 compared to 2000 reflects increases in both cash incentive programs and customer loyalty programs. Most of these increases were offset by the aforementioned reductions in food complimentaries. The 2000 increase over the prior year period reflects increases in promotional activities, primarily in food complimentaries, as part of the Aurora Casino's marketing efforts.

     Departmental Expenses

     Casino expense increases during 2001 and 2000 compared to the prior year periods resulted primarily from additional gaming taxes due to higher casino revenues. Gaming and admission taxes increased by $4.5 million and $8.4 million, respectively, in 2001 and 2000 compared to the prior year periods. Casino expenses also increased in 2000 compared to 1999 as a result of $5.5 million of additional marketing expenses.

     Food and beverage expenses increased during 2001 compared to 2000 reflecting higher food costs due to, among other things, efforts to upgrade the food quality. Other expenses decreased during 2001 compared to 2000, consistent with the decrease in related revenues. Food and beverage and other expenses did not change significantly during 2000 compared to 1999. Increases in food and beverage costs resulting from increased volume, higher food costs and the opening of a new restaurant in April 2000 were offset by increased allocations to the casino department as part of various marketing programs.

Tunica Casino
-------------

     Departmental profit from operations at the Tunica Casino is summarized in the following table:

                                                     Year Ended December 31,
                                        ----------------------------------------------
                                            2001             2000             1999
                                        ------------     ------------     ------------
Departmental Revenues:
        Casino                          $107,191,000     $108,529,000     $102,312,000
        Rooms                             12,506,000       10,690,000       10,457,000
        Food and beverage                 16,802,000       16,656,000       15,274,000
        Other                              1,762,000        1,462,000        1,542,000
        Promotional allowances           (40,058,000)     (37,468,000)     (32,941,000)
                                        ------------     ------------     ------------
          Net revenues                    98,203,000       99,869,000       96,644,000
                                        ------------     ------------     ------------

     Departmental Expenses:
        Casino                            70,594,000       69,865,000       65,402,000
        Rooms                                908,000        1,102,000        1,161,000
        Food and beverage                  3,488,000        3,897,000        3,704,000
        Other                                864,000          791,000        1,137,000
                                        ------------     ------------     ------------
          Total departmental expenses     75,854,000       75,655,000       71,404,000
                                        ------------     ------------     ------------

     Departmental profit                $ 22,349,000     $ 24,214,000     $ 25,240,000
                                        ============     ============     ============

     Departmental profit margin                 22.8%            24.2%            26.1%

     Revenues

     Total gross wagering at the Tunica Casino as measured by table game drop and slot machine handle decreased slightly (1%) during 2001 following an increase of 8.2% in 2000, in each case compared to the prior year period. Management believes the decrease in gross wagering during 2001 reflects a softening in the Tunica gaming market attributable to the economic downturn. The 2000 increase in gross wagering compared to 1999 resulted from management's refinement of its core marketing programs as well its emphasis on customer service. Such marketing efforts included branded television advertising that focused on quality service and the message of "winning". Other direct marketing programs were designed to reward existing high value customers as well as to attract new customers to the facility. Although patron volume declined slightly during 2000 compared to 1999, gross wagering continued to increase, indicating that the Tunica Casino was successful in attracting higher value patrons.

     Casino revenues consist of the portion of gross wagering retained by the casino and, as a percentage of gross wagering, is referred to as the "hold percentage." The decrease in 2001 casino revenues compared to 2000 reflects the aforementioned decline in gross wagering combined with a decline in the table games hold percentage. The 8.2% increase in gross wagering was the primary cause of the 2000 increase in casino revenues compared to the prior year. The 6.1% increase in such revenues was somewhat less than the increase in gross wagering due to a decrease in the slot machine hold percentage.

     Room revenues increased during 2001 and 2000 compared to the prior year periods. Hotel occupancy rates increased to 87.6% in 2001 from 84% in 2000 and 85.5% in 1999. Average daily room rates increased to $74 in 2001 from $66 in 2000 and $64 in 1999.

     Food and beverage revenues did not change significantly in 2001 compared to 2000. Such revenues increased by 9% during 2000 compared to the prior year period as a result of increased marketing efforts and increases in food and beverage prices.

     Other revenues increased in 2001 compared to 2000 due to increases in retail promotional activities. The estimated value of retail items provided to customers without charge is included in other revenues and a corresponding amount is deducted as a promotional allowance (see below). Other revenues decreased 5.2% during 2000 compared to 1999. The 2000 decrease was a result of the decline in patron volume discussed above.

     Promotional allowances include the estimated value of goods and services provided free of charge to casino customers under various marketing programs, the cost of certain cash incentive programs and the estimated cost of the "cash back" award feature of the casino's customer loyalty program. The increase in promotional allowances in 2001 compared to 2000 reflects additional goods and services provided to patrons without charge. Such complimentaries increased as a percentage of the associated revenues to 78.2% in 2001 from 74% during 2000. Such increases reflect the expansion of the Tunica Casino's marketing programs, primarily in food and beverage complimentaries, in order to compete for overnight guests. Such increases were partially offset by decreases in cash incentive and customer loyalty program awards during 2001 compared to the prior year. The 2000 increase in promotional allowances compared to 1999 reflects increases in both customer loyalty programs and in the use of complimentaries.

     Departmental Expenses

     Casino expenses increased slightly during 2001 compared to 2000 after increasing by $4.5 million (6.8%) during 2000 compared to 1999. The 2001 increase results from an increase in the allocation of rooms expense to the casino department as part of the Tunica Casino's marketing programs. The increases in the use of these complimentaries were partially offset by reductions in other advertising and promotional costs. The 2000 increase in casino expenses was also primarily due to increased marketing efforts, including the allocation of additional costs from other operating departments to the casino department. Marketing efforts have been increased in response to a highly competitive Tunica gaming market environment.

     Rooms expense decreased 17.6% and 5.1% during 2001 and 2000 compared to the respective prior year periods reflecting the increase in room complimentaries previously discussed which result in additional allocations of room department expenses to the casino department.

     The 10.5% decrease in food and beverage expenses during 2001 compared to 2000 reflects increased allocations to the casino department as a result of the Tunica Casino's marketing efforts. The 5.2% increase in food and beverage expenses during 2000 compared to 1999 results from increases in volume and from higher food and beverage costs. Such increases were partially offset by increased allocations to the casino department as a result of the Tunica Casino's marketing efforts.

     The increase in other departmental expenses during the 2001 period compared to 2000 reflects higher costs in the retail sales department. The decreases in other departmental expenses during 2000 compared to the prior year period is due to increased allocations to the casino department.

Shreveport Casino
-----------------

     The Shreveport Casino commenced operations on December 20, 2000; all activities prior to that date relate to its development and construction. The discussion of departmental operations which follows will, of necessity, be based on comparisons between the full year of operations in 2001 and the twelve day period of operations during 2000. The following table presents departmental operating results for such periods together with the percentages of departmental revenues to total revenues and of departmental expenses as a percentage of the associated revenues.

                                                                        Period from
                                              Year Ended             December 20, 2000
                                           December 31, 2001       to December 31, 2000
                                        -----------------------   ----------------------
     Revenues:
          Casino                        $144,334,000      100.3%  $ 7,194,000       92.8%
          Rooms                            9,803,000        6.8       302,000        3.9
          Food and beverage               25,521,000       17.7     1,330,000       17.2
          Other                            3,412,000        2.4        74,000         .9
          Promotional allowances         (39,202,000)     (27.2)   (1,146,000)     (14.8)
                                        ------------      -----   -----------      -----
          Net revenues                   143,868,000      100.0     7,754,000      100.0
                                        ------------      -----   -----------      -----

     Departmental Expenses:
          Casino                         113,367,000       78.8     5,193,000       67.0
          Rooms                            2,091,000        1.4        88,000        1.1
          Food and beverage                8,455,000        5.9       413,000        5.3
          Other                            3,314,000        2.3       143,000        1.9
                                        ------------      -----   -----------      -----
          Total departmental expenses    127,227,000       88.4     5,837,000       75.3
                                        ------------      -----   -----------      -----

     Departmental profit                $ 16,641,000       11.6%  $ 1,917,000       24.7%
                                        ============      =====   ===========      =====

     The Shreveport Casino recognized a loss from operations of $19.4 million in 2001 compared to losses of $13.7 million in 2000 and $993,000 in 1999. Excluding preopening and development costs, the Shreveport Casino earned income from operations of $1.1 million in 2000 and had virtually no loss in 1999. As previously noted, the Shreveport Casino opened on December 20, 2000 and all activities prior to that date related to its development and construction activities.

     The Shreveport Casino experienced the typical operating inefficiencies associated with the opening of a new, major resort. In addition, management sought to open the Shreveport Casino during December 2000 in order to capitalize on one of the busiest times of the year. Construction delays resulted in a severe reduction in the time available to finalize preparations to open the facility and to train personnel. This lack of adequate preparation and training time, combined with a difficult labor market in Shreveport and the large volume of business generated by the property during its first 12 days of operations in 2000, exacerbated the operating inefficiencies. As a result, management concentrated its efforts in January and early February 2001 on fully implementing operating and training programs to ensure that customers were provided with a superior level of service. With these programs completed, the Shreveport Casino launched major marketing programs in late February and March. Delays in commencing its marketing efforts, together with inclement weather and increased competitive pressures in the Shreveport market, resulted in lower gaming activity at the Shreveport Casino in January and February 2001 than originally anticipated by management. With the implementation of its marketing programs, the Shreveport Casino experienced a favorable trend in its gaming revenues with significant increases in February and March compared to the prior month periods. Revenues continued to show improvement in April and May; however, these increases remained below management expectations, primarily due to the economic slowdown. The Shreveport Partnership is continuing to fine-tune its marketing efforts to maximize the effectiveness of its marketing programs while minimizing their costs. To this end, the Shreveport Partnership terminated certain marketing programs that targeted less profitable market segments which resulted in a reduction of the Shreveport Casino's gaming revenues in June. However, as a result of the elimination of the marketing programs and other cost cutting efforts, the Shreveport Casino has generated positive earnings before interest, taxes, depreciation, amortization and non-recurring items in every month from since June 2001.

     The opening of the Shreveport Casino increased gaming capacity in the Shreveport/Bossier City market by approximately 32%. However, the market has not yet been able to fully absorb the increase in capacity, growing by only 17.4% during 2001 compared to 2000. The revenue growth experienced in the market during 2001 also reflects heavy promotional activity associated with the opening of the Shreveport Casino and the opening of a competitor's hotel; accordingly, management believes that the real market growth has been somewhat less than the calculated 17.4%. In addition, management believes the lack of market growth reflects the current economic slowdown which has negatively affected the Shreveport market during 2001.

     Gaming Operations

     Total gross wagering at the Shreveport Casino as measured by table game drop (the total value of chips purchased for table games) and slot machine handle (the total value of coins wagered in slot machines) amounted to $1,769 million and $76 million, respectively, during 2001 and 2000. These amounts represent average daily volumes of $4.8 million in 2001 and $6.3 million during the twelve days of operations in 2000. As noted previously, the 2000 opening was timed to take advantage of a busy holiday season and the gross wagering for that period reflects tremendous volumes associated with the Shreveport Casino's grand opening activities. Total gross wagering during the comparable twelve day period of 2001 was $69.8 million ($5.8 million per day), a decrease from the 2000 opening period of 8.1%.

     Revenues

     Casino revenue consists of the portion of gross wagering retained by the casino and, as a percentage of gross wagering, is referred to as the "hold percentage". Casino revenues at the Shreveport Casino totaled $144.3 million and $7.2 million, respectively, during 2001 and during the period from opening through December 31, 2000. Revenues during the comparable twelve day period of 2001 were $5.6 million, a decrease of 22.8%. This decline reflects the 8.1% reduction in gross wagering combined with lower hold percentages during the 2001 period. During 2001, slot machine and table game revenues accounted for 73.2% and 26.8%, respectively, of total casino revenues. During the 2000 period, slot machine and table game revenues accounted for 81.3% and 18.7%, respectively, of total casino revenues.

     Room revenues amounted to $9.8 million during 2001 with a hotel occupancy rate of 86.6% and an average daily room rate of $80. Room revenues amounted to $302,000 during 2000 with a hotel occupancy rate of 71.4% and an average daily rate of $108. Room rates have been lowered to meet competitive pressures in the Shreveport/Bossier City marketplace; however, such reductions have been offset by the improvement in hotel occupancy.

     Food and beverage revenues amounted to $25.5 million and $1.3 million, respectively, in 2001 and 2000. Other revenues amounted to $3.4 million and $74,000, respectively, in 2001 and 2000. Food and beverage and other revenues have increased as a percentage of net revenues during 2001 as such ancillary services are being more widely used than during the grand opening period.

     Promotional allowances represent the estimated value of goods and services provided free of charge to casino customers under various marketing programs, the cost of certain cash incentive programs and the estimated cost of the "cash back" award feature of the casino's customer loyalty programs. Goods and services provided to patrons without charge increased slightly as a percentage of the associated room, food and beverage and other revenues to 67.2% during 2001 from 65.7% during the 2000 operating period. These percentages are consistent with the historical experience of other HCC-owned gaming operations. The cost of other cash incentive and customer loyalty programs as a percentage of casino revenues has increased significantly during 2001 as such programs have expanded and developed.

     Departmental Expenses

     The Shreveport Casino was designed to be a major destination resort. Accordingly, its cost structure is based on the facility generating a significant level of gaming revenues. As noted previously, management concentrated its efforts in January and early February 2001 on fully implementing operating and training programs to ensure that customers were provided with a superior level of service. Because the Shreveport Casino was in a longer start up phase, departmental expense ratios during the first half of 2001 were higher than those experienced by other HCC operated gaming facilities during their initial periods. During the summer of 2001, management initiated a new business plan for the Shreveport Casino in response to the difficult operating conditions experienced by the property. Due to the economic recession and the impact of the events of September 11th, the Shreveport market grew much more slowly in 2001 than anticipated and experienced a significant increase in marketing and promotional activity. Over the second six months of 2001, management made significant progress in achieving the principal elements of its new business plan. Specifically, departmental expenditures have been significantly reduced while maintaining the Shreveport Casino's level of service. Management has reduced the property's average monthly operating costs in the second half of 2001 by approximately $3.5 million per month, or 25%, as compared to the first half of the year. As cost savings initiatives implemented by management are continued and the volume of business grows, management anticipates cost ratios and departmental profit should continue to improve.

     In March 2001, the Louisiana legislature approved an increase in the gaming tax on riverboat casinos to 21.5% of net gaming proceeds from 18.5%. The tax increase is being phased in over a 25-month period for all riverboats in the Shreveport/Bossier City area; accordingly, the gaming tax imposed on the Shreveport Casino increased to 19.5% effective April 1, 2001, with additional 1% increases scheduled for April 1, 2002 and April 1, 2003. Had the entire 3% gaming tax increase been in effect during 2001, the Shreveport Casino's operating expenses would have increased by approximately $3.3 million.

Other Consolidated Items
------------------------

     Other operating expenses of HCC and its subsidiaries, exclusive of casino departmental expenses, consist primarily of general and administrative expenses, depreciation and amortization, preopening costs associated with the Shreveport Casino and development expenses incurred in connection with the pursuit of additional gaming venues. These and other nonrecurring operating expenses are discussed below.

     General and Administrative

     General and administrative expenses increased by 90.3% during 2001 and by less than 1% during 2000, in each case compared to the prior year period. Excluding management fees incurred of $939,000 in 1999, general and administrative expenses increased by $1.1 million (5.9%) in 2000 compared to 1999. Such expenses at the Aurora Casino decreased slightly during 2001 following an increase of 5.8% during 2000 compared to the prior year periods. The 2000 increase was primarily a result of additional overhead costs being charged to the Aurora Casino which, prior to October 1999, were charged to its management company. The Tunica Casino experienced increases in general and administrative expenses of 7.6% and 9.1%, respectively, during 2001 and 2000 compared to the prior year periods, exclusive of management fees during 1999, due primarily to increases in personnel costs, professional fees, utilities and insurance costs. The Shreveport Casino incurred general and administrative expenses, exclusive of management fees payable to an HCC subsidiary, amounting to $17.3 million and $165,000, respectively, during 2001 and the 2000 period subsequent to opening. Such expenses were included in preopening costs prior to December 20, 2000. The remaining increases in corporate general and administrative expenses of 9.8% and 2.6%, respectively, in 2001 and 2000 compared to the prior year periods result from increases in corporate overhead costs consisting primarily of legal fees, franchise taxes and personnel costs.

     Depreciation and Amortization

     Depreciation and amortization expense increased $36.8 million and decreased $516,000, respectively, during 2001 and 2000 compared to the prior year periods. Substantially all of the 2001 increase results from (1) the Shreveport Casino's fixed assets being placed in service in December 2000 resulting in depreciation expense of $15.9 million and $506,000 during 2001 and 2000, respectively and (2) additional depreciation expense recorded by the Aurora Casino of $21.5 million in 2001 due to its expansion project and the resulting accelerated depreciation of its assets being replaced (see "Liquidity and Capital Resources - Capital Expenditures and Investing Activities - Aurora Casino" below). The 2000 decrease in depreciation and amortization is primarily due to certain operating equipment at the Tunica Casino becoming fully depreciated during the latter part of 1999.

     Development Expenses

     Development expenses represent costs incurred in connection with HCC's pursuit of potential gaming opportunities in jurisdictions where gaming has not been legalized. Such costs decreased by 43% during 2001 compared to the prior year period due to fewer potential jurisdictions contemplating the legalization of gaming. Such costs increased by 11.8% during 2000 compared to the prior year period due to additional costs incurred with respect to potential gaming opportunities in Mexico and in states contemplating the legalization of gaming.

     Preopening Costs

     Preopening costs represent the start up costs associated with the development of the Shreveport Casino which, in accordance with existing accounting pronouncements, are required to be expensed as incurred. Such costs include, among other things, organizational costs, marketing and promotional costs, hiring and training of new employees and other operating costs incurred prior to the opening of the project. Preopening costs amounted to $14.8 million and $841,000, respectively, during 2000 and 1999.

     Executive Compensation Accrual

     The executive compensation charge of $2.9 million represents the contractual salary and consulting payments remaining to three former executives of the Company under the terms of their employment agreements. In February 2002, the Company filed an action in state court in Dallas County, Texas alleging that one of the former executive officers breached his fiduciary duties to the Company's stockholders by using Company funds and property for personal reasons and concealing his and his immediate family's interests in entities doing business with the Company. The Company seeks multiple remedies in the lawsuit, including restitution for such improper actions, as well as a declaratory judgement that the Company be relieved of any further financial obligations under the former executive's employment agreement with the Company. As of December 31, 2001, the total of such salary, consulting and pension obligation to the former executive amounted to approximately $4 million.

     Recoveries on Affiliate Obligations

     During December 2001, HCC and Greate Bay reached an agreement to restructure obligations existing between the two companies. Greate Bay is insolvent and, together with certain of its subsidiaries, filed voluntary petitions for protection under Chapter 11 of the United States Bankruptcy Code on December 28, 2001. As part of its pre-packaged bankruptcy reorganization, Greate Bay sold its primary asset, with the net proceeds from the sale and Greate Bay's other remaining cash to be distributed to an unrestricted subsidiary of HCC. Greate Bay paid $2 million in December 2001 to the unrestricted subsidiary and agreed to offset $2.4 million owed by HCC against a like amount owed to HCC. The sale of Greate Bay's primary asset was approved by the bankruptcy court on March 6, 2002 and was completed on March 19, 2002. Management currently anticipates that the plan of reorganization will be confirmed in May 2002. As a result of the agreement, HCC has adjusted the carrying value of the notes and interest due from Greate Bay at December 31, 2001 to $12.9 million (net of reserves of $46.5 million), management's estimate of the net proceeds yet to be received, subject to confirmation by the bankruptcy court. As a result of this adjustment to carrying value, together with the proceeds received in December 2001 and the offset of obligations, HCC recognized a recovery on its affiliate obligations amounting to $10.8 million during the year ended December 31, 2001. A significant portion of these obligations had previously been reserved (see "Write Down of Assets" below).

     Termination of Management and Consulting Agreements

     In October 1999, HCC terminated its outstanding management agreement for the Aurora Casino and its consulting agreement for the Tunica Casino by acquiring a wholly owned subsidiary of Greate Bay. As part of its strategic plan, HCC sought to terminate these agreements in order to eliminate fees paid to Greate Bay, enhance future operating performance and simplify its organizational structure. The acquisition of the agreements required that HCC satisfy certain obligations of the Greate Bay subsidiary amounting to $40.3 million. As no asset value was attributed to the management and consulting agreements for financial reporting purposes when acquired and terminated, the $40.3 million payment, together with net expenses from the acquisition amounting to $60,000, were charged to expense in 1999. Expenses incurred under the management and consulting agreements amounted to $6.7 million during 1999 (prior to the October termination date).

     Write Down of Assets

     The $12.3 million write down of assets during 1999 served to fully reserve the remaining estimated net realizable balance of certain notes issued by Greate Bay. The termination of the Aurora Casino management contract and the Tunica Casino consulting agreement ended what had been a significant source of funds to Greate Bay. In addition, ACSC, which was Greate Bay's only remaining operating subsidiary, experienced a loss from operations in 1999, further reducing its cash flows available for repayment. For the same reasons, HCC wrote down the interest receivable balance associated with certain demand notes from Greate Bay by nearly $1 million during 1999. The estimated recovery on these affiliate obligations changed during 2001 as a result of agreements reached between HCC and Greate Bay (see "Recoveries on Affiliate Obligations" above).

Non-operating Income (Expenses)
-------------------------------

     Interest Income

     Interest income decreased 57.1% during 2001 compared to the prior year period as unexpended cash proceeds of HCC's issue of Senior Secured Notes on May 19, 1999 and Hollywood Casino Shreveport's debt issue on August 10, 1999 (see "Liquidity and Capital Resources - Financing Activities") were spent in connection with the construction of the Shreveport Casino. Interest income increased 44.2% during 2000 compared to the prior year period reflecting interest earned on the unexpended cash proceeds from the same debt issues.

     Interest Expense

     Interest expense increased by 22.8% and 17.3%, respectively, during 2001 and 2000 compared to the prior year periods due primarily to significant reductions in the amount of construction period interest being capitalized and to increases in HCC's long-term indebtedness. Interest capitalized with respect to the Aurora Casino expansion project amounted to $1.2 million during 2001 compared to interest capitalized on the construction of the Shreveport Casino amounting to $11.8 million during 2000 and $1.1 million during 1999. During 2000, the Shreveport Casino entered into a $30 million lease financing arrangement. In June 2001, the $27.5 million outstanding principal amount of the lease financing was retired with a portion of the proceeds from the issue of $39 million of Shreveport Senior Secured Notes, which also provided the Shreveport Casino with additional working capital. The increase in overall borrowings, coupled with a higher interest rate (an effective rate of 12.21% on the Shreveport Senior Secured Notes versus a floating rate on the lease financing of 8.9% at the time of their retirement), also contributed to additional interest expense during 2001. The 2001 increase in interest expense was partially offset by a third quarter adjustment in the amount of $953,000 to the accrual of interest on federal income taxes payable.

     (Loss) Gain on Disposal of Assets

     The loss of $105,000 on disposal of assets in 2001 results primarily from sales of gaming equipment and memorabilia. The gain of $190,000 recognized during 2000 results from the sale of a parcel of land acquired in Texas as a potential gaming development site. During 1999, the Aurora Casino wrote off costs associated with its planned construction of a new, larger boat to replace its smaller boat. The advent of dockside gaming in June 1999 resulted in new plans to construct a dockside casino facility (see "Liquidity and Capital Resources - Capital Expenditures and Other Investing Activities").

     Income Taxes

     Management believes that it is more likely than not that future consolidated taxable income of HCC will be sufficient to utilize at least a portion of the NOL's, tax credits and other deferred tax assets resulting from temporary differences. Accordingly, under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the consolidated balance sheet reflects a net deferred tax asset of $6 million as of December 31, 2001.

     The Company recognized a benefit for income taxes during 2001 resulting from (1) an adjustment in the amount of $1.7 million to the estimated federal taxes payable with respect to an examination by the Internal Revenue Service and
(2) an adjustment to the effective state tax rate utilized by the Aurora Casino, which prepares its Illinois tax return on a unitary basis.

     On March 9, 2002, new tax legislation was enacted which extends the carryback period for NOL's from two to five years for NOL's originating in tax years ending in either 2001 or 2002. As a result of this change, the Company anticipates that it will be able to utilize NOL's originating in 2001 to request a refund of taxes previously paid in the amount of approximately $3 million. Under generally accepted accounting principals, the impact on the financial statements resulting from this change will be reported in the first quarter of 2002, the period in which the new legislation was enacted.

     Sales by HCC or existing stockholders of common stock, or securities convertible into common stock, can cause a "change of control", as defined in
Section 382 of the Internal Revenue Code of 1986, as amended, which would limit the ability of HCC or its subsidiaries to utilize these loss carryforwards in later tax periods. Should such a change of control occur, the amount of loss carryforwards available for use in any one year would most likely be substantially reduced. Future treasury regulations, administrative rulings or court decisions may also effect HCC's future utilization of its loss carryforwards.

     Gain on Settlement of Litigation

     On October 8, 1998, the Company filed a complaint against its former accountants and tax advisors in the District Court of Dallas County, Texas. On September 8, 2000, a mutually acceptable agreement was reached concluding the dispute and resulting in the dismissal of the lawsuit. Terms of the settlement are confidential; however, the Company recognized a pretax gain on the settlement, net of related legal fees and other expenses, amounting to $7.2 million.

     Minority Interest in Hollywood Casino Shreveport

     In accordance with the terms of its joint venture agreement, HCC's joint venture partner is to receive, among other things, an amount equal to 1% of "complex net revenues" , as defined, earned by the Shreveport Casino. The allocation of this interest is reflected as minority interest in Hollywood Casino Shreveport. Such interest, which commenced upon the opening of the Shreveport Casino, amounted to $1.4 million and $78,000 during 2001 and 2000, respectively.

     Minority Interest in Earnings of Limited Partnership

     The minority interest in the earnings of the limited partnership which held the management contract for the Aurora Casino amounted to $5.8 million during 1999. This minority interest ended with the acquisition and termination of the management contract on October 13, 1999.

     Extraordinary Item

     During June 2001, the Shreveport Partnership retired its outstanding capital lease financing with a portion of the proceeds from the Shreveport Senior Secured Notes. The extraordinary loss from early retirement of debt consists of the write off of unamortized deferred finance costs associated with the lease financing.

     During May 1999, HCC completed the refinancing of its outstanding 12.75% Senior Secured Notes. The extraordinary loss from early retirement of debt includes the premium paid and redemption fees associated with the debt retired together with the write off of related unamortized financing costs.

Other Items
-----------

     Inflation

     Management believes that in the near term, modest inflation, together with increased competition within the gaming industry for qualified and experienced personnel, will continue to cause increases in operating expenses, particularly labor and employee benefits costs.

     Market Risk

     The Company has $50 million of floating rate Senior Secured Notes outstanding (see "Liquidity and Capital Resources - Financing Activities" below). Interest on the floating rate notes is at the LIBOR rate plus 6.28% and is reset semiannually. Accordingly, an increase in the LIBOR rate of 1% would increase interest expense by $500,000 per year.

     The floating rate loan was entered into for non-trading purposes as sources of funding for the Company and management believes that this financing has no other material market risks other than interest rate risk. Such interest rate risk is beyond management's control; however, the obligation could be prepaid should increases in the underlying interest rate result in an excessive financing cost; however, prepayment of the floating rate notes would require a premium in the amount of 3% as of May 1, 2001, decreasing by 1% each subsequent May 1.

     Both the Shreveport First Mortgage Notes issued to finance construction of the Shreveport Casino and the Shreveport Senior Secured Notes issued to retire lease financing and provide working capital include interest at the rate of 13% payable semiannually as well as contingent interest. Contingent interest under the indentures to the Shreveport First Mortgage Notes and the Shreveport Senior Secured Notes is equal to 5% and 1.3%, respectively, of consolidated cash flow for the applicable period subject to maximum contingent interest of $5 million and $1.3 million, respectively, for any four consecutive fiscal quarters. Accordingly, the maximum potential interest with respect to the Shreveport First Mortgage Notes for a fiscal year could be $24.5 million, resulting in an effective annual interest rate of 16.33% and the maximum potential interest with respect to the Shreveport Senior Secured Notes for a fiscal year could be $6.4 million, resulting in an effective annual interest rate of 15.5%. These maximums would assume an annual consolidated cash flow for the Shreveport Casino of at least $100 million. The contingent component of interest under the Shreveport First Mortgage Notes and the Shreveport Senior Secured Notes was negotiated with the lenders as part of determining the fixed rate component of interest. Management believes that because the contingent interest component is determined by cash flows and can only be paid if certain coverage ratios are met, liquidity and capital resources of the Shreveport Partnership will not be compromised by the payment, if any, of contingent interest.

     Changes in the market interest rate would also impact the fair market value of the Company's outstanding fixed rate debt instruments. Management estimates that an increase of 1% in the market interest rate would result in a decrease in the fair market value of HCC's debt securities of approximately $22.5 million.

     Seasonality and Other Fluctuations

     Historically, the Aurora Casino's operations have experienced some seasonality due to severe winter weather. Consequently, the results of HCC's operations for the first and fourth quarters have traditionally been less profitable than the other quarters of the fiscal year. Furthermore, management believes that seasonality may also cause fluctuations in reported results at the Tunica Casino and the Shreveport Casino. In addition, the operations of HCC's casinos may fluctuate significantly due to a number of factors, including chance. Such seasonality and fluctuations may materially affect HCC's casino revenues and overall profitability.

LIQUIDITY AND CAPITAL RESOURCES

     Operating Activities

     During 2001, HCC generated cash flow from operations of $20.1 million. The operations of the Aurora Casino and Tunica Casino continue to be HCC's primary sources of liquidity and capital resources. The Aurora Casino contributed approximately $57.5 million of cash flow from operations during 2001 while the Tunica Casino provided $8.1 million of cash from operations. The Shreveport Casino experienced negative cash flow from operations of $28.2 million during 2001. Management believes that the Shreveport Casino will, in time, become a positive source of operating cash flow. HCC's other primary source of funds consists of interest income earned on temporary investments ($2.9 million). In addition to operating expenses at its three casino facilities, uses of operating cash by HCC during 2001 included corporate overhead costs ($10.7 million) and costs to pursue development opportunities ($603,000).

     Financing Activities

     Senior Secured Notes -

     During May 1999, HCC completed the refinancing of its outstanding 12.75% Senior Secured Notes through a debt offering of $310 million of 11.25% Senior Secured Notes due May 1, 2007 and $50 million of floating rate Senior Secured Notes due May 1, 2006 (collectively, the "Senior Secured Notes"). Interest on the floating rate notes is equal to the six-month LIBOR rate plus 6.28% and is reset semiannually. Effective November 1, 2001, the interest is 8.45%. In addition to refinancing existing debt, the Company used proceeds from the debt offering to fund a portion of the Company's equity investment in the Shreveport Casino and, during October 1999, to acquire the management and consulting contracts on the Aurora Casino and Tunica Casino. The Company is also using proceeds from the debt offering to finance construction of its new, dockside gaming facility at the Aurora Casino (see "Liquidity and Capital Resources - Capital Expenditures and Other Investing Activities"). Interest on the Senior Secured Notes is payable semiannually each May 1 and November 1. The Senior Secured Notes are unconditionally guaranteed on a senior secured basis by HCT and Shreveport Management and may be guaranteed by certain future subsidiaries of HCC. Neither HCA nor HCL are guarantors. The Senior Secured Notes and related guarantees are secured by, among other things, (1) substantially all of the assets of HCT and future guarantors, (2) a lien not to exceed approximately $108 million on substantially all of the assets of HCA, (3) a pledge of the capital stock of certain subsidiaries of HCC, including HCA and HCT, and (4) the collateral assignment of the management contract for the Shreveport Casino. The current amount of the lien described in (2) above is approximately $81 million.

     The fixed rate Senior Secured Notes are redeemable at the option of HCC any time on or after May 1, 2003 at 107% of the then outstanding principal amount, decreasing to 104.666%, 102.333% and 100%, respectively, on May 1, 2004, 2005 and 2006. The Company may also redeem up to 35% of the fixed rate Senior Secured Notes at a redemption price of 111.25% plus accrued interest at any time prior to May 1, 2002 with the proceeds from an offering of HCC's common stock if net proceeds to the Company from any such offering are at least $20 million.

     The floating rate Senior Secured Notes may be redeemed at the option of HCC at any time at an initial redemption price of 105% plus accrued interest with the redemption premium decreasing by 1% on May 1 of each year beginning May 1, 2000.

     The indenture for the Senior Secured Notes contains various provisions limiting the ability of HCC and certain defined subsidiaries to, among other things, pay dividends or make other restricted payments; incur additional indebtedness or issue preferred stock, create liens, create dividend or other payment restrictions affecting certain defined subsidiaries; enter into mergers or consolidations or make sales of all or substantially all assets of HCC, HCT, Shreveport Management or any future guarantor; or enter into certain transactions with affiliates.

     Shreveport Debt Obligations -

     On August 10, 1999 the Shreveport Partnership issued $150 million of 13% First Mortgage Notes, with contingent interest, due 2006 (the "Shreveport First Mortgage Notes"), which are guaranteed by HCL, but are non-recourse to HCC. Fixed interest on the Shreveport First Mortgage Notes is payable semiannually on each February 1 and August 1. In addition, contingent interest accrues and is payable on each interest payment date after the Shreveport Casino begins operations. The amount of the contingent interest is equal to 5% of the Shreveport Casino's cash flow, as defined, for the applicable period subject to a maximum of $5 million for any four consecutive fiscal quarters. Contingent interest amounted to $309,000 during 2001, payment of which has been deferred. Payment of contingent interest may be deferred to the extent that payment would result in certain financial coverage ratios not being met. Total accrued contingent interest with respect to the Shreveport First Mortgage Notes amounted to $386,000 at December 31, 2001. The notes are collateralized by a first priority security interest in substantially all of the Shreveport Partnership's existing and future assets other than assets secured by the Shreveport Senior Secured Notes (see below) and up to $6 million in assets that may be acquired with future equipment financing as well as by a pledge of the common stock of the HCC subsidiaries which hold the partnership interests.

     In June 2001, the Shreveport Partnership issued $39 million of 13% Senior Secured Notes, with contingent interest, due August 2006 (the "Shreveport Senior Secured Notes"). The Shreveport Senior Secured Notes were issued with a premium to yield interest at an effective annual rate of 12.21% per annum. Fixed interest on the Shreveport Senior Secured Notes at an annual rate of 13% is payable on each February 1 and August 1. In addition, contingent interest accrues and is payable on each interest payment date. The amount of contingent interest is equal to 1.3% of the consolidated cash flow of the Shreveport Partnership for the applicable period subject to a maximum contingent interest of $1.3 million for any four consecutive fiscal quarters. Contingent interest amounted to $78,000 during 2001, payment of which has been deferred. Payment of contingent interest may be deferred to the extent that payment would result in certain financial coverage ratios not being met. Proceeds from the Shreveport Senior Secured Notes were used, in part, to retire the Shreveport Partnership's capital lease obligations with the remainder available for working capital purposes.

     Under the terms of certain intercreditor collateral agreements, the Shreveport Senior Secured Notes are secured by, among other things, (1) a security interest in certain furniture, fixtures and equipment acquired prior to the opening of the Shreveport Casino for $30 million and (2) a security interest on an equal basis in up to $10 million of the collateral which secures the Shreveport First Mortgage Notes.

     The Shreveport First Mortgage Notes and Shreveport Senior Secured Notes are redeemable at the option of the Shreveport Partnership at any time on or after August 1, 2003 at 106.5% of the then outstanding principal amount, decreasing to 103.25% on August 1, 2004 and 100% on or after August 1, 2005. Up to 35% of the original aggregate amount of the Shreveport First Mortgage Notes and Shreveport Senior Secured Notes may also be redeemed at a price of 113% plus accrued interest at any time prior to August 1, 2002 with proceeds of contributions to the Shreveport Partnership made by HCC from certain offerings of equity securities by HCC.

     The indentures of the Shreveport First Mortgage Notes and the Shreveport Senior Secured Notes contain various provisions limiting the ability of the Shreveport Partnership to borrow money, pay dividends, make investments, pledge or sell its assets or enter into mergers or consolidations. The indenture to the Shreveport First Mortgage Notes also limit the ability of certain HCC subsidiaries which guarantee the debt to acquire additional assets, become liable for additional obligations or engage in any business activities other than holding the partnership interests or acting as managing general partner of the Shreveport Partnership.

     Ground Leases -

     HCT entered into a ground lease covering 70 acres of land on which the Tunica Casino was constructed. The ground lease was for an initial term of five years from the opening date of the facility and, at HCT's option, may be renewed for nine additional five-year periods. The lease is currently in its first five-year renewal term. Obligations under the ground lease include both minimum monthly fixed payments and percentage rent, which in the aggregate will be the greater of 4% of Gross Revenues, as defined, or $1.1 million per year. HCT is responsible for all operating and other expenses of the property in accordance with the lease terms. HCT expensed $4.4 million during the year ended December 31, 2001 in connection with the ground lease.

     The Shreveport Partnership entered into a ground lease with the city of Shreveport for the land on which the Shreveport Casino was built. The lease has an initial term of ten years from the date the Shreveport Casino opened with subsequent renewals available to the Shreveport Partnership for up to an additional 40 years. Base rental payments under the lease began when construction commenced and were $10,000 per month during the construction period. The base rental amount increased to $450,000 per year upon opening and continues at that amount for the remainder of the initial ten-year lease term. During the first five-year renewal term, the base annual rental will be $402,500. The annual base rental payment will be $462,875 for the second five-year renewal term, $532,306 for the third five-year renewal term, $612,152 for the fourth five-year renewal term and $703,975 for the fifth five year renewal term with no further increases. In addition to the base rent, the Shreveport Partnership pays monthly percentage rent equal to the greater of (1) $500,000 per year or (2) the sum of 1% of adjusted gross revenues of the Shreveport Casino and the amount by which 50% of the net income from the parking facilities exceeds a specified parking income credit. Ground lease rentals amounted to $2 million during 2001, including percentage rentals amounting to $1.4 million. In addition, the ground lease agreement calls for payments in lieu of admission fees to the City of Shreveport and payments to the local school board amounting to 3.225% and .5375% of Net Gaming Proceeds (as defined in the agreement), respectively. These additional charges amounted to $5.6 million during 2001.

     Other -

     During December 2001, HCC and Greate Bay reached an agreement to restructure obligations existing between the two companies. Obligations owed by Greate Bay to HCC consisted of (1) demand notes from Greate Bay with a carrying value of $5.7 million and interest thereon with a carrying value of $781,000 and
(2) deferred interest notes (the "PPI Funding Notes") issued by a subsidiary of Greate Bay which had a final maturity value of $47.6 million and which were fully reserved by HCC. The notes and interest were carried at management's estimate of the value of the underlying collateral of the obligations. Because the loans were considered to be impaired and management believed that the recorded amount of the obligations reflected its best estimate of ultimate recovery, no interest income was recognized on a cash-basis method with respect to either of the obligations from Greate Bay. HCC owed remaining principal of $1.9 million and interest of $498,000 to a subsidiary of Greate Bay with respect to HCC's acquisition in 1997 of the general partnership interest in the entity which held the management contract for the Aurora Casino. Payments under the obligation to the Greate Bay subsidiary had been suspended since March 1, 2000 while negotiations to restructure the intercompany obligations continued.

     Greate Bay is insolvent and, together with certain of its subsidiaries, filed voluntary petitions for protection under Chapter 11 of the United States Bankruptcy Code on December 28, 2001. As part of its pre-packaged bankruptcy reorganization, Greate Bay sold its primary asset, with the net proceeds from the sale and Greate Bay's other remaining cash to be distributed to an unrestricted subsidiary of HCC. Greate Bay paid $2 million in December 2001 to the unrestricted subsidiary and agreed to offset the $2.4 million owed by HCC (see (2) above) against a like amount owed to HCC. The sale of Greate Bay's primary asset was approved by the bankruptcy court on March 6, 2002 and completed on March 19, 2002. Management currently anticipates that the plan of reorganization will be confirmed in May 2002. As a result of the agreement, HCC has adjusted the carrying value of the notes and interest due from Greate Bay at December 31, 2001 to $12.9 million (net of reserves of $46.5 million), management's estimate of the net proceeds yet to be received, subject to confirmation by the bankruptcy court.

     In June 2001 HCT entered into a bank credit facility in the amount of $3 million available through June 30, 2002. Borrowings under the line of credit are payable over a 36 month period and accrue interest at the bank's prime lending rate plus .75% per annum, on either a fixed or floating rate basis. During June 2001, HCT borrowed $731,000 under the credit facility at an interest rate of 7.5% per annum. HCT made additional borrowings of $130,000 at the rate of 7.5% per annum in July 2001 and $220,000 at the rate of 7.5% per annum in August 2001.

     It was originally anticipated that the Shreveport Partnership would develop the Shreveport Casino with each of HCL and Sodak Louisiana, L.L.C. ("Sodak"), a former partner, having a 50% interest in the development and subsequent operations. On March 31, 1999, HCL entered into a definitive agreement with Sodak's parent to acquire Sodak for the $2.5 million Sodak had contributed to the Shreveport Partnership, with $1,000 to be paid at closing and the remainder paid by HCL in June 2001. The revised structure of the joint venture received approval by the LGCB on April 20, 1999. As a result, effective as of April 23, 1999, HCL has an effective 100% ownership interest in the Shreveport Casino with the remaining joint venture partner holding a 10% residual interest in the event the project is sold.

     When HCL acquired its interest in the Shreveport Partnership, it agreed to contingently reimburse $2 million to one of the Shreveport Partnership's former partners. The reimbursement was payable in monthly installments of $200,000 without interest, commencing with the opening of the Shreveport Casino and was repaid in October 2001.

     HCC Consolidated Commitments -

     After giving effect to the early repayment of HCA's bank loan, HCC's remaining maturities of long-term debt are $990,000 during 2002, decreasing to $380,000 in 2003 and $244,000 in 2004. During 2006, the floating rate Senior Secured Notes, Shreveport First Mortgage Notes and Shreveport Senior Secured Notes become due aggregating $239 million. In 2007, the $310 million 11.25% Senior Secured Notes become due.

     Commitments under noncancellable operating leases, exclusive of the ground leases in Shreveport and Tunica previously discussed, decrease steadily from $1.4 million in 2002 to $274,000 in 2006 and amount to approximately $5.3 million in the aggregate.

     Capital Expenditures and Other Investing Activities

     Aurora Casino -

     Capital expenditures at the Aurora Casino during 2001 (exclusive of barge costs - see below) were $2 million; management anticipates spending $4 million during 2002 toward its ongoing capital improvements program. Significant projects planned for 2002 include new slot machines, renovations to restaurants and other departmental expenditures.

     Prior to February 15, 2002, the Aurora Casino conducted its gaming operations on two, four-level riverboats having a combined casino space of approximately 32,000 square feet. In March 2001, the Aurora Casino began construction of a major expansion, highlighted by the construction of a new dockside facility to replace the Aurora Casino's two riverboats. The first half of the dockside facility and a new casino entrance were completed and opened on February 15, 2002. The second half of the dockside casino, together with a new buffet and parking facility are expected to open in June 2002. Management believes the new dockside facility, which will have 53,000 square feet of gaming space on a single level, will significantly increase passenger capacity and provide a premier gaming and entertainment facility for the Aurora Casino's patrons. The estimated total project cost is approximately $78.2 million. Until the second half of the dockside casino is completed, the Aurora Casino will continue to operate the larger of its two existing riverboat casinos. Up to $40 million of the estimated project costs for the Aurora Casino expansion are being provided from HCC's debt offering completed in May 1999 with the remainder to come from cash on hand and cash available from operations. Costs incurred during 2001 with respect to the expansion project have totaled approximately $44.6 million.

     The commencement of construction of the new dockside facility had previously been delayed as a result of a complaint filed in late 1999 in an Illinois state court concerning the constitutionality of a portion of the legislation that enabled dockside gaming in Illinois. Although the constitutional challenge centers on the relocation of one of the existing gaming licenses, a finding that such portion of the legislation is unconstitutional could result in a finding that all or a portion of the legislation, including dockside gaming, is invalid. In January 2001, the presiding judge dismissed the complaint because the plaintiffs lacked standing and failed to exhaust their administrative remedies. The plaintiffs have filed an appeal of the ruling. If an appellate court overturns the trial court's original ruling and the state court rules that all or a portion of the legislation is invalid, management believes that it may be able to continue to operate its existing riverboats on a dockside basis pending a final resolution of the litigation. In the unlikely event that the provisions in question are found to be unconstitutional after all appeals, and the entire legislation is invalidated so that dockside gaming is not permitted, the Company will be able to use its two riverboats to conduct gaming.

     The Company is building the new dockside casino in two halves, which will be connected to form a single dockside casino. This strategy was developed in order to minimize disruption of the Aurora Casino's operations during the construction period and allow for at least a partial opening at a much earlier date. The Aurora Casino prospectively adjusted the remaining useful lives of its riverboats and other fixed assets being replaced to reduce the recorded net book value of such assets (approximately $10.7 million at December 31, 2001) to their estimated net realizable value at the time they are removed from service. Consequently, depreciation expense during 2001 increased by $21.5 million; such additional depreciation is expected to amount to $10.7 million during 2002.

     Tunica Casino -

     Capital expenditures at the Tunica Casino during 2001 amounted to $4 million; management also anticipates spending $4 million during 2002 for its on-going capital improvements program. During 2001, expenditures consisted primarily of updating slot machines, replacing the casino carpeting and other departmental expenditures. The Company is also planning a substantial capital expenditure project at the Tunica property including the conversion of 22 hotel rooms into 11 new suites and the renovation of all other hotel rooms. As currently planned, the renovation will cost an estimated $8 million and is expected to begin in 2002 with a scheduled completion in early 2003.

     HCT entered into an agreement with two other casino operators during 1996 providing for the joint construction and ownership of a golf course. Contributions by HCT to the limited liability corporation formed to develop and operate the golf course, which opened in November 1998, have totalled approximately $2.3 million.

     Shreveport Casino -

     Funding for the Shreveport Casino's construction and preopening costs was provided by the Shreveport First Mortgage Notes which are non-recourse to HCC (see "Liquidity and Capital Resources - Financing Activities"), by approximately $56.3 million of equity investments ($55.3 million by HCC and $1 million by its joint venture partner made with the proceeds of a loan from HCL) and by $30 million of furniture, fixture and equipment financing. During May 2001, HCC made an additional capital contribution of $8.7 million to the Shreveport Partnership.

     Capital expenditures at the Shreveport Casino during 2001 amounted to $5 million, primarily for the completion of certain hotel suites and a health spa facility. Management anticipates expenditures of approximately $1.5 million in 2002 with respect to the Shreveport Casino's program of ongoing capital improvements.

     On April 23, 2000, the construction site for the Shreveport Casino suffered tornado damage which contributed to the delay in opening the facility. Management filed damage claims and received reimbursements from its insurance carrier during 2000 in the amount of approximately $1.7 million to cover substantially all of the cost of repairing the damage incurred. Management is also pursuing delayed opening claims with its carriers. To the extent the delay in the facility's opening was the responsibility of contractors, management is also seeking to recover damages from those entities. These matters are the subject of a lawsuit pending in U. S. District Court in Louisiana. For this and other reasons, the Shreveport Partnership has withheld payment of approximately $2.6 million which the general contractor is currently seeking. Both the recovery of any amounts by the Shreveport Partnership from either its insurance companies or the contractors and the need to pay the general contractor the amounts being withheld are currently subject to the results of the litigation and management is unable to determine the amounts, if any, that will ultimately be received or paid.

     The Shreveport Partnership entered into an agreement with a third party during 2000 providing for the joint construction and ownership of a golf course. Contributions by the Shreveport Partnership to the limited liability corporation formed to develop and operate the golf course through 2001amounted to $316,000 (including $265,000 during 2001). Given the difficult market conditions, the partners in the golf course are currently reviewing the economic feasibility of proceeding with the golf course at this time. In addition, the partners are awaiting certain material permits and approvals required to initiate construction of the golf course. If the partners do proceed, the Shreveport Partnership will be required to make approximately $2.4 million in additional capital contributions to complete construction.

     The Shreveport Partnership has agreed to reimburse approximately $600,000 of construction finish out costs to be incurred by an outside lessee with respect to approximately 42,000 square feet of restaurant and entertainment facilities to be operated on property leased from the Shreveport Casino. Once the rental period commences, the Shreveport Casino is to receive $6 per square foot annually, payable on a monthly basis, together with percentage rentals as specified in the lease agreement. The lessee is a limited liability company in which certain relatives of a principal stockholder and director of HCC hold directly or indirectly a 22.5% interest. These relatives also hold directly or indirectly an interest in certain sublessees of the lessee that will be operating tenants in the space. These relatives, as well as certain other associates of the principal stockholder, also hold directly or indirectly interests in certain sublessees of the lessee that will be operating tenants in the space.

     Development -

     HCC continues to pursue several additional potential gaming opportunities. HCC intends to finance any future ventures with cash flow from operations, together with third party financing, including non-recourse project financing.

     Conclusion

     The Company has the ability under its existing loan agreements to make approximately $3 million in additional capital contributions to the Shreveport Partnership. To the extent the Company desires to make additional contributions to the Shreveport Partnership in excess of the $3 million amount, the Company would currently be required to obtain a waiver from a majority of the holders of its $360 million in outstanding Senior Secured Notes. Management also anticipates receiving between $11 million and $13 million in payments on the Company's outstanding receivables from Greate Bay which would provide the Company with additional flexibility to make future capital contributions to the Shreveport Partnership. The Company recently entered into definitive agreements with Greate Bay to realize value on the significant indebtedness Greate Bay owes the Company. Other than trade payables, the Company is Greate Bay's sole creditor. As part of a pre-packaged bankruptcy reorganization of Greate Bay, Greate Bay sold its primary asset and the net proceeds from the sale, as well as Greate Bay's other cash, are to be distributed to an unrestricted subsidiary of HCC. Proceeds received by the HCC subsidiary from Greate Bay will not be restricted by the terms of the Company's loan agreements and, therefore, would be available for any corporate purpose, including making additional capital contributions to the Shreveport Partnership. Greate Bay filed its petition for reorganization and plan with the United States Bankruptcy Court for the District of Delaware on December 28, 2001 and the sale of Greate Bay's primary asset was approved on March 6, 2002. The sale of the asset was completed on March 19, 2002. Management currently anticipates that the restructuring will be confirmed in May 2002.

     Management anticipates that HCC's funding requirements for its operating activities will continue to be satisfied by existing cash and cash generated by the Aurora Casino and the Tunica Casino. Management believes that the Shreveport Casino's existing cash together with cash from its operations and additional capital contributions from HCC as described above, will be sufficient to meets its liquidity and capital resource needs for the next 24 months. Under the indenture to the Senior Secured Notes, the Shreveport Partnership will also be able to borrow, if needed, up to an additional $6 million to finance the purchase of furniture, fixtures and equipment.

ITEM 8. INDEX TO FINANCIAL STATEMENTS

                                                                                                             Page
                                                                                                             ----
Hollywood Casino Corporation and Subsidiaries:

 Independent Auditors' Report.....................................................................            47

 Consolidated Balance Sheets as of December 31, 2001
  and 2000........................................................................................            48

 Consolidated Statements of Operations for the Years
  Ended December 31, 2001, 2000 and 1999..........................................................            50

 Consolidated Statement of Changes in Shareholders'
  Deficit for the Three Years Ended December 31, 2001.............................................            51

 Consolidated Statements of Cash Flows for the Years
  Ended December 31, 2001, 2000 and 1999..........................................................            52

 Notes to Consolidated Financial Statements.......................................................            53

Hollywood Casino-Aurora, Inc.

 Independent Auditors' Report.....................................................................            84

 Balance Sheets as of December 31, 2001 and 2000..................................................            85

 Statements of Operations for the Years Ended
  December 31, 2001, 2000 and 1999................................................................            87

 Statement of Changes in Shareholder's Equity for the Three Years
  Ended December 31, 2001.........................................................................            88

 Statements of Cash Flows for the Years Ended December 31, 2001, 2000
  and 1999........................................................................................            89

 Notes to Financial Statements....................................................................            90

HWCC-Tunica, Inc.

 Independent Auditors' Report.....................................................................           103

 Consolidated Balance Sheets as of December 31, 2001 and 2000.....................................           104

 Consolidated Statements of Operations for the Years
  Ended December 31, 2001, 2000 and 1999..........................................................           106

 Consolidated Statement of Changes in Shareholder's Equity for the Three Years
  Ended December 31, 2001.........................................................................           107

 Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2001, 2000 and 1999 ...............................................................           108

 Notes to Consolidated Financial Statements.......................................................           109

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Hollywood Casino Corporation:

We have audited the accompanying consolidated balance sheets of Hollywood Casino Corporation (the Company and a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in shareholders' deficit and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Hollywood Casino Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP
Dallas, Texas
March 19, 2002

                  HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                               December 31,
                                                      ------------------------------
                                                          2001             2000
                                                      -------------    -------------
Current Assets:
 Cash and cash equivalents                            $ 131,849,000    $ 155,570,000
 Receivables, net of allowances of $3,571,000
   $2,668,000, respectively                               5,232,000        5,552,000
 Inventories                                              3,305,000        3,603,000
 Deferred income taxes                                    2,233,000        3,054,000
 Refundable deposits and other
   current assets                                         3,525,000        4,153,000
 Due from affiliates, net of valuation allowances        12,962,000        6,661,000
                                                      -------------    -------------

   Total current assets                                 159,106,000      178,593,000
                                                      -------------    -------------

Property and Equipment:
 Land and improvements                                    9,640,000        9,594,000
 Buildings and improvements                             224,897,000      222,637,000
 Riverboats and barges                                   89,836,000       89,421,000
 Operating equipment                                    142,224,000      134,362,000
 Construction in progress                                47,904,000        4,849,000
                                                      -------------    -------------

                                                        514,501,000      460,863,000
 Less - accumulated depreciation
   and amortization                                    (153,769,000)    (105,406,000)
                                                      -------------    -------------

   Net property and equipment                           360,732,000      355,457,000
                                                      -------------    -------------

Cash restricted for construction projects                        --        9,530,000
                                                      -------------    -------------

Other Assets:
 Deferred financing costs                                13,535,000       14,875,000
 Land rights                                              6,639,000        6,843,000
 Other assets                                            13,385,000       12,602,000
                                                      -------------    -------------

   Total other assets                                    33,559,000       34,320,000
                                                      -------------    -------------

                                                      $ 553,397,000    $ 577,900,000
                                                      =============    =============

        The accompanying notes to consolidated financialstatements are an integral part of these consolidated balance sheets.

                  HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

                                                                                    December 31,
                                                                           ------------------------------
                                                                                2001            2000
                                                                           -------------    -------------
Current Liabilities:
 Current maturities of long-term debt
   and capital lease obligations                                           $   2,056,000    $  16,493,000
 Note payable                                                                         --        2,499,000
 Accounts payable                                                             19,520,000       22,177,000
 Accrued liabilities -
  Salaries and wages                                                           9,913,000        9,657,000
  Interest                                                                    17,570,000       18,067,000
  Gaming and other taxes                                                       3,587,000        3,229,000
  Insurance                                                                    4,588,000        2,816,000
  Other                                                                        8,409,000        5,398,000
 Federal income taxes payable                                                    157,000        3,299,000
 Other current liabilities                                                     4,414,000        3,560,000
                                                                           -------------    -------------

  Total current liabilities                                                   70,214,000       87,195,000
                                                                           -------------    -------------

Long-Term Debt                                                               550,950,000      510,868,000
                                                                           -------------    -------------

Capital Lease Obligations                                                     16,554,000       37,861,000
                                                                           -------------    -------------

Other Noncurrent Liabilities                                                   7,380,000        5,658,000
                                                                           -------------    -------------

Commitments and Contingencies

Minority Interest (Note 7)                                                     2,111,000        2,078,000
                                                                           -------------    -------------

Shareholders' Deficit:
 Common Stock -
  Class A common stock, $.0001 par value per share;
   50,000,000 shares authorized; 25,334,000 and 24,997,000
   shares issued and outstanding, respectively, net of
   44,000 treasury shares at par in 2001                                           3,000            2,000
  Class B, non-voting, $.0001 par value per share;
   10,000,000 shares authorized; no shares issued                                     --               --
 Additional paid-in capital                                                  217,727,000      217,030,000
 Accumulated deficit                                                        (311,542,000)    (282,792,000)
                                                                           -------------    -------------

   Total shareholders' deficit                                               (93,812,000)     (65,760,000)
                                                                           -------------    -------------

                                                                           $ 553,397,000    $ 577,900,000
                                                                           =============    =============

        The accompanying notes to consolidated financialstatements are an integral part of these consolidated balance sheets.

                  HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                           Year Ended December 31,
                                                                ----------------------------------------------
                                                                    2001             2000            1999
                                                                -------------    ------------    -------------
Revenues:
  Casino                                                        $ 483,357,000    $333,427,000    $ 292,920,000
  Rooms                                                            22,309,000      10,992,000       10,457,000
  Food and beverage                                                56,852,000      33,773,000       29,834,000
  Other                                                             8,385,000       4,892,000        4,814,000
                                                                -------------    ------------    -------------
                                                                  570,903,000     383,084,000      338,025,000
  Less - promotional allowances                                  (112,847,000)    (71,629,000)     (60,893,000)
                                                                -------------    ------------    -------------
   Net revenues                                                   458,056,000     311,455,000      277,132,000
                                                                -------------    ------------    -------------
Expenses:
  Casino                                                          315,966,000     202,321,000      179,783,000
  Rooms                                                             2,999,000       1,190,000        1,161,000
  Food and beverage                                                17,441,000       9,331,000        8,533,000
  Other                                                             5,139,000       2,013,000        2,251,000
  General and administrative                                       38,753,000      20,368,000       20,174,000
  Depreciation and amortization                                    50,495,000      13,647,000       14,163,000
  Development                                                         603,000       1,058,000          946,000
  Preopening                                                               --      14,794,000          841,000
  Executive compensation accrual                                    2,848,000              --               --
  Recoveries on affiliate obligations                             (10,828,000)             --               --
  Termination of management and consulting agreements                      --              --       40,389,000
  Write down of assets                                                     --              --       13,322,000
                                                                -------------    ------------    -------------
     Total expenses                                               423,416,000     264,722,000      281,563,000
                                                                -------------    ------------    -------------

Income (loss) from operations                                      34,640,000      46,733,000       (4,431,000)
                                                                -------------    ------------    -------------
Non-operating income (expenses):
  Interest income                                                   4,873,000      11,349,000        7,868,000
  Interest expense, net of capitalized interest of
    $1,203,000, $11,814,000, and $1,052,000, respectively         (67,781,000)    (55,191,000)     (47,050,000)
  Gain on settlement of litigation, net                                    --       7,220,000               --
  Equity in losses of unconsolidated affiliate                       (183,000)        (55,000)        (141,000)
  (Loss) gain on disposal of assets                                  (105,000)        190,000         (567,000)
                                                                -------------    ------------    -------------
   Total non-operating expenses, net                              (63,196,000)    (36,487,000)     (39,890,000)
                                                                -------------    ------------    -------------

(Loss) income before income taxes, extraordinary
  and other items                                                 (28,556,000)     10,246,000      (44,321,000)
Income tax benefit (provision)                                      2,087,000      (1,873,000)      (1,196,000)
                                                                -------------    ------------    -------------

(Loss) income before extraordinary and other items                (26,469,000)      8,373,000      (45,517,000)
Minority interest in Hollywood Casino Shreveport (Note 7)          (1,438,000)        (78,000)              --
Minority interest in earnings of Limited Partnership (Note 1)              --              --       (5,801,000)
                                                                -------------    ------------    -------------

(Loss) income before extraordinary item                           (27,907,000)      8,295,000      (51,318,000)
Extraordinary item:
 Loss on early extinguishment of debt                                (843,000)             --      (30,353,000)
                                                                -------------    ------------    -------------

Net (loss) income                                               $ (28,750,000)   $  8,295,000    $ (81,671,000)
                                                                =============    ============    =============

Basic net (loss) income per common share:
 (Loss) income before extraordinary item                        $       (1.12)   $        .33    $       (2.05)
 Extraordinary item                                                      (.03)             --            (1.22)
                                                                -------------    ------------    -------------
 Net (loss) income                                              $       (1.15)   $        .33    $       (3.27)
                                                                =============    ============    =============

Diluted net (loss) income per common share:
  (Loss) income before extraordinary item                       $       (1.12)   $        .31    $       (2.05)
  Extraordinary item                                                     (.03)             --            (1.22)
                                                                -------------    ------------    -------------
 Net (loss) income                                              $       (1.15)   $        .31    $       (3.27)
                                                                =============    ============    =============

       The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                  HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
                   For the Three Years Ended December 31, 2001

                                           Class A
                                         Common Stock        Additional
                                      -------------------     Paid-in       Accumulated
                                        Shares     Amount     Capital         Deficit
                                      ----------   ------   ------------   -------------
BALANCES, January 1, 1999             24,950,000   $2,000   $216,926,000   $(209,416,000)
   Grant of stock options to non-
     employee directors                       --       --          2,000              --
   Net loss                                   --       --             --     (81,671,000)
                                      ----------   ------   ------------   -------------

BALANCES, December 31, 1999           24,950,000    2,000    216,928,000    (291,087,000)

   Grant of stock options to non-
     employee directors                       --       --         15,000              --
   Exercise of stock options              47,000       --         87,000              --
   Net income                                 --       --             --       8,295,000
                                      ----------   ------   ------------   -------------

BALANCES, December 31, 2000           24,997,000    2,000    217,030,000    (282,792,000)
   Exercise of stock options             381,000    1,000      1,166,000              --
   Treasury shares acquired through
     exercise of stock options           (44,000)      --       (469,000)             --
   Net loss                                   --       --             --     (28,750,000)
                                      ----------   ------   ------------   -------------
BALANCES, December 31, 2001           25,334,000   $3,000   $217,727,000   $(311,542,000)
                                      ==========   ======   ============   =============

                The accompanying notes to consolidated financial
                     statements are an integral part of this
                             consolidated statement.

                  HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      Year Ended December 31,
                                                                           --------------------------------------------
                                                                              2001             2000            1999
                                                                           ------------   -------------   -------------
OPERATING ACTIVITIES:
   Net (loss) income                                                       $(28,750,000)  $   8,295,000   $ (81,671,000)
   Adjustments to reconcile net (loss) income to net cash provided by operating activities:
     Depreciation and amortization, including accretion of debt discount
       and amortization of premium                                           53,283,000      16,166,000      16,135,000
     Extraordinary item                                                         843,000              --      30,353,000
     Recoveries on affiliate obligations                                    (10,828,000)             --              --
     Write down of assets                                                            --              --      13,322,000
     Loss on disposal of assets                                                 105,000        (190,000)        567,000
     Minority interest in Hollywood Casino Shreveport                         1,438,000          78,000              --
     Minority interest in earnings of Limited Partnership                            --              --       5,801,000
     Grant of stock options                                                          --          15,000           2,000
     Equity in losses of unconsolidated affiliate                               183,000          55,000         141,000
     Provision for doubtful accounts                                          2,718,000       1,461,000         804,000
     Deferred income tax benefit                                               (480,000)       (286,000)     (3,403,000)
     Increase in receivables                                                 (2,398,000)     (3,003,000)     (1,103,000)
     Increase in accounts payable and accrued expenses                        2,741,000      13,503,000      23,871,000
     (Decrease) increase in federal taxes payable                            (3,142,000)         65,000       3,234,000
     Net change in other current assets and liabilities                       1,700,000      (1,250,000)     (4,280,000)
     Net change in other noncurrent assets and liabilities                    2,660,000      (1,714,000)       (342,000)
                                                                           ------------   -------------   -------------

       Net cash provided by operating activities                             20,073,000      33,195,000       3,431,000
                                                                           ------------   -------------   -------------

INVESTING ACTIVITIES:
   Purchases of property and equipment                                      (55,710,000)   (128,842,000)    (49,758,000)
   Collections on notes receivable                                            2,000,000         900,000              --
   Proceeds from sale of assets                                                  77,000       2,492,000       3,959,000
   Increase in cash from acquisition                                                 --              --       1,525,000
   Loan to joint venture partner                                                     --              --      (1,000,000)
   Short-term investments                                                            --              --       3,905,000
   Investments in unconsolidated affiliates                                    (425,000)        (48,000)        (45,000)
   Net change in cash restricted for construction projects                    9,530,000     137,780,000    (147,310,000)
                                                                           ------------   -------------   -------------

     Net cash (used in) provided by investing activities                    (44,528,000)     12,282,000    (188,724,000)
                                                                           ------------   -------------   -------------

FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt                                  41,251,000         139,000     493,474,000
   Deferred financing costs                                                  (2,296,000)     (1,955,000)    (17,134,000)
   Payments to Sodak Gaming                                                  (2,499,000)             --              --
   Repayments of long-term debt                                              (3,916,000)     (2,542,000)   (210,006,000)
   Payments on capital lease obligations                                    (31,099,000)       (987,000)       (893,000)
   Issuance of common stock                                                     698,000          87,000              --
   Investment by joint venture partner                                               --              --       1,000,000
   Limited partnership distributions                                         (1,405,000)             --      (7,915,000)
                                                                           ------------   -------------   -------------

     Net cash provided by (used in) financing activities                        734,000      (5,258,000)    258,526,000
                                                                           ------------   -------------   -------------
     Net (decrease) increase in cash and cash equivalents                   (23,721,000)     40,219,000      73,233,000
       Cash and cash equivalents at beginning of year                       155,570,000     115,351,000      42,118,000
                                                                           ------------   -------------   -------------

       Cash and cash equivalents at end of year                            $131,849,000   $ 155,570,000   $ 115,351,000
                                                                           ============   =============   =============

                The accompanying notes to consolidated financial
                    statements are an integral part of these
                            consolidated statements.

                  HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Organization and Business

     Hollywood Casino Corporation ("HCC" or the "Company"), is a Delaware corporation which was organized and incorporated on November 5, 1990. Approximately 53% of the issued and outstanding stock of HCC is owned by Jack E. Pratt, Edward T. Pratt, Jr., William D. Pratt, Edward T. Pratt, III and by certain general partnerships and trusts controlled by the Pratts and by other family members (collectively, the "Pratt Family"). The Pratt Family also owns approximately 35% of the outstanding common stock of Greate Bay Casino Corporation ("Greate Bay"), a Delaware corporation, which previously held management and consulting contracts with casino properties owned by HCC.

     HCC owns all of the outstanding common stock of Hollywood Casino - Aurora, Inc. ("HCA"), HWCC - Tunica, Inc. ("HCT"), HWCC-Louisiana, Inc. ("HCL") and HWCC-Shreveport, Inc. ("Shreveport Management"). HCA is an Illinois corporation organized during 1990 which owns and until February 2002 operated an approximately 32,000 square foot riverboat gaming operation together with docking and other entertainment facilities under the service mark Hollywood Casino(R) in Aurora, Illinois approximately 35 miles west of downtown Chicago (the "Aurora Casino"). In March 2001, the Aurora Casino began construction of a major expansion, highlighted by the construction of a new dockside facility to replace the Aurora Casino's two riverboats. The first half of the dockside facility and a new casino entrance were completed and opened on February 15, 2002. The second half of the dockside casino, together with a new buffet and parking facility are expected to open in June 2002. The estimated total project cost is approximately $78,200,000. Until the second half of the dockside casino is completed, the Aurora Casino will continue to operate the larger of its two existing riverboat casinos. The combined dockside facility will have 53,000 square feet of gaming space on a single level. HCT is a Texas corporation formed by HCC during 1993 which owns and operates a 54,000 square foot gaming facility, adjacent support facilities and a 505-room hotel complex under the service mark Hollywood Casino(R) in northern Tunica County, Mississippi approximately 30 miles south of Memphis, Tennessee (the "Tunica Casino"). HCL is a Louisiana corporation formed by HCC in 1993 which owns and operates a 59,000 square foot dockside gaming facility, adjacent support facilities, and a 403-room, all suite, art deco style hotel in Shreveport, Louisiana approximately 180 miles east of Dallas, Texas (the "Shreveport Casino"). Shreveport Management is a Louisiana corporation formed by HCC in 1997 which holds the management contract for the Shreveport Casino. The Aurora Casino, the Tunica Casino and the Shreveport Casino commenced operations in June 1993, August 1994 and December 2000, respectively.

     The Company believes that its three gaming facilities derive a significant amount of their gaming revenues from patrons living in the surrounding areas. Competition within the Company's gaming markets is intense and management believes that this competition will continue or intensify in the future.

     Prior to October 14, 1999, HCC was the general partner in Pratt Management L.P. ("PML"), having acquired such interest in April 1997 from PPI Corporation, a wholly owned subsidiary of Greate Bay. PML held the management contract on and earned management fees from the Aurora Casino and incurred operating and other expenses with respect to its management thereof. As general partner, HCC received 99% of the first $84,000 of net income earned by PML each month together with 1% of any income earned above such amount. The remaining limited partnership interest was held by Pratt Casino Corporation ("PCC") which, until its acquisition by HCC in October 1999, was a wholly owned subsidiary of Greate Bay. While owned by Greate Bay, PCC's limited partnership interest was reflected on the accompanying consolidated financial statements as a minority interest. PCC also had a consulting contract with the Tunica Casino (see Note 7).

                  HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     HCC acquired all of the capital stock of PCC from Greate Bay in October 1999. When acquired by HCC, PCC's assets consisted of its management contract for the Aurora Casino and its consulting agreement with the Tunica Casino and its liabilities consisted of a $40.3 million obligation payable in satisfaction of certain notes issued by a subsidiary of PCC and guaranteed by PCC. The payment of the $40.3 million obligation by HCC in October 1999 resulted in the termination of the management contract and consulting agreement and was reflected as a charge to expense by the affected entities.

     In September 1998, a joint venture in which HCL was a partner (the "Shreveport Partnership") received approval to develop, own and operate the Shreveport Casino. HCL originally planned to develop the Shreveport Casino with two partners in a joint venture in which it would have had an interest of approximately 50%. On March 31, 1999, HCL entered into a definitive agreement with one of the joint venture partners to acquire its interest in the Shreveport Partnership. As a result, HCL obtained an effective 100% ownership interest in the Shreveport Casino with the remaining joint venture partner holding a residual interest in the event the project is ever sold amounting to 10% plus any capital contributions made by the joint venture partner to the Shreveport Partnership or otherwise credited to their account. Accordingly, the Shreveport Partnership is included in the consolidated financial statements of HCC. The remaining joint venture partner's interest is reflected as minority interest on the accompanying consolidated balance sheets at December 31, 2001 and 2000 (see
Note 7 with respect to other transactions with the joint venture partner).

     The accompanying consolidated financial statements also reflect HCT's one-third investment in Tunica Golf Course LLC and the Shreveport Casino's 50% interest in Shreveport Golf Company under the equity method of accounting. Tunica Golf Course LLC was organized in 1996 to develop and operate a golf course to be used by patrons of the Tunica Casino and other participating casino/hotel properties. The golf course was completed and opened for play in November 1998. Shreveport Golf Company was organized in 2000 to develop and operate a golf course to be used by patrons of the Shreveport Casino. The investments are included in other noncurrent assets on the accompanying consolidated balance sheets at December 31, 2001 and 2000.

     The Board of Directors approved the adoption in May 1993 of a Rights Agreement providing that stockholders of HCC receive rights to acquire Series A Junior Participating Preferred Stock of HCC at an initial price of $60 per one one-hundredth of a share, subject to adjustment, for each share of HCC Common Stock owned. The rights become exercisable if a person (other than the Pratt Family) acquires 20% or more, or announces a tender offer for 20% or more, of the Company's Common Stock. If the Company is acquired in a merger or other business combination, each right will enable the holder to exercise such right for Common Stock of the acquiring company at a 50% discount. The rights, which expire on May 7, 2003, may be redeemed by the Company at its option at a price of $.0001 per right at any time prior to the earlier of 10 days following the date after which a person has acquired at least 20% of the Company's outstanding shares or May 7, 2003. Until such time as it becomes likely that the rights will be exercised, the calculation of basic and diluted earnings per share does not reflect the retroactive adjustment for the bonus element of the Rights Agreement.

                  HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)  Summary of Significant Accounting Policies

     The significant accounting policies followed in the preparation of the accompanying consolidated financial statements are discussed below. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of consolidation -

     The consolidated financial statements include the accounts of HCC and its wholly owned subsidiaries and, for periods subsequent to April 23, 1999, the accounts of the Shreveport Partnership. All significant intercompany balances and transactions have been eliminated. Investments in unconsolidated affiliates including joint ventures that were 50% or less owned are accounted for by the equity method.

Casino revenues, promotional allowances and departmental expenses -

     HCC recognizes the net win from gaming activities (the difference between gaming wins and losses) as casino revenues. Casino revenues are net of accruals for anticipated payouts of progressive and certain other slot machine jackpots and certain progressive table game payouts. Such anticipated jackpots and payouts are reflected as other accrued liabilities on the accompanying consolidated balance sheets.

     Promotional allowances consist of (1) the estimated value of rooms, food and beverage and other items provided to customers without charge and (2) the "cash back" feature of customer loyalty programs. The estimated value of complimentaries has been included in revenues on the accompanying consolidated statements of operations and a corresponding amount has been deducted as promotional allowances. During 2001, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached consensuses requiring that the "cash-back" feature of customer loyalty programs also be reported as a reduction to revenues rather than as an operating expense. Accordingly, all such costs for the current and prior year periods have been reported on the accompanying consolidated statements of operations as promotional allowances instead of casino expenses as previously reported. This change results only in a reclassification within the consolidated statements of operations and does not affect consolidated income from operations or consolidated net (loss) income. Promotional allowances for the years ended December 31, 2001, 2000 and 1999 consist of the following:

                                2001          2000           1999
                            ------------   -----------   ------------
Complimentaries:
     Room                   $ 15,578,000   $ 7,646,000   $ 7,139,000
     Food and beverage        41,751,000    24,767,000    21,328,000
     Other                     4,074,000     2,489,000     2,186,000
Customer loyalty programs     51,444,000    36,727,000    30,240,000
                            ------------   -----------   -----------

                            $112,847,000   $71,629,000   $60,893,000
                            ============   ===========   ===========

                  HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

     The costs of complimentaries have been included as casino expenses on the accompanying consolidated statements of operations. Costs of complimentaries allocated from the rooms, food and beverage and other operating departments to the casino department during the years ended December 31, 2001, 2000 and 1999 are as follows:

                               2001           2000         1999
                            -----------   -----------   -----------
Rooms                       $ 6,168,000   $ 3,230,000   $ 2,742,000
Food and beverage            47,148,000    26,338,000    22,613,000
Other                         4,937,000     1,701,000     1,394,000
                            -----------   -----------   -----------

                            $58,253,000   $31,269,000   $26,749,000
                            ===========   ===========   ===========

Cash and cash equivalents -

     Cash and cash equivalents are generally comprised of cash and investments with original maturities of three months or less, such as commercial paper, certificates of deposit and fixed repurchase agreements.

Cash restricted for construction project -

     Cash restricted for construction project consisted of investments in government securities used for specified purposes and purchased with net proceeds from the Shreveport First Mortgage Notes (see Note 3(e)) as required by the indenture for the Shreveport First Mortgage Notes. Restricted cash at December 31, 2000 was comprised of an account with the remaining funds set aside to make interest payments with respect to the Shreveport First Mortgage Notes; the restrictions on such account were removed on the February 1, 2001 interest payment date. Interest earned, but not yet received, on restricted cash investments was included in interest receivable on the accompanying consolidated balance sheet at December 31, 2000.

Allowance for doubtful accounts -

     The allowance for doubtful accounts is maintained at a level considered adequate to provide for possible future losses. Provisions for doubtful accounts amounting to $2,718,000, $1,461,000 and $804,000 were made during the years ended December 31, 2001, 2000 and 1999, respectively.

Inventories -

     Inventories are stated at the lower of cost (on a first-in, first-out basis) or market.

                  HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

Property and equipment -

     Property and equipment have been recorded at cost and are being depreciated, except as noted below, utilizing the straight-line method over the estimated useful lives of the assets as follows:

     Buildings and improvements                                10-40 years
     Riverboats and barges                                     25-40 years
     Operating equipment                                        3-15 years

     Upon committing to proceed with the Aurora Casino expansion project (see
Note 1) management conducted a review of its long-lived assets for possible impairment. Based on the undiscounted cash flows anticipated to be earned during the construction period, management concluded that no impairment of the Aurora Casino's assets existed and no write down of its assets was required. The Aurora Casino prospectively adjusted the remaining useful lives of its existing riverboats and other fixed assets being replaced to reduce the recorded net book value of such assets (approximately $10.7 million at December 31, 2001) to their estimated net realizable value at the time they are removed from service. Consequently, depreciation expense during 2001 subsequent to the announcement of the expansion project increased by $21,543,000. Such additional depreciation expense is expected to amount to approximately $10.7 million during 2002.

Deferred financing costs -

     The costs of issuing long-term debt, including all underwriting, licensing, legal and accounting fees, have been deferred and are being amortized over the term of the related debt issues using either the effective interest method or, where appropriate, the straight-line method approximating the effective interest method. Amortization of such costs was $2,793,000, $2,429,000 and $1,510,000 for the years ended December 31, 2001, 2000 and 1999, respectively, and is included in interest expense on the accompanying consolidated statements of operations. Deferred financing costs, net of accumulated amortization, amounting to $843,000 and $4,182,000, respectively, were written off during 2001 and 1999 in connection with the reacquisition of outstanding obligations. An additional $978,000 of deferred financing costs were written off in 1999 in connection with the acquisition of PCC.

Long-lived assets -

     Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. HCC does not believe that any such events or changes occurred during the year ended December 31, 2001 except as noted above under the caption "Property and Equipment".

Accrued insurance -

     HCC is self insured for a portion of its general liability, certain health care and other liability exposures. Accrued insurance includes estimates of such accrued liabilities based on an evaluation of the merits of individual claims and historical claims experience; accordingly, HCC's ultimate liability may differ from the amounts accrued.

                  HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

Income taxes -

     HCC accounts for income taxes using the liability method which results in the determination of deferred taxes based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities.

Preopening costs -

     Preopening costs include, among other things, organizational costs, marketing and promotional costs, hiring and training of new employees and other operating costs which were incurred prior to opening the Shreveport Casino. Such costs are accounted for under the provisions of Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," issued by the American Institute of Certified Public Accountants which requires that such costs be expensed as incurred.

Interest expense -

     Interest expense includes the accretion of debt discount amounting to $87,000, $154,000 and $491,000 during the years ended December 31, 2001, 2000 and 1999, respectively. Interest expense also includes the amortization of premium on long-term debt amounting to $92,000 during 2001.

     A portion of the interest incurred on construction financing is capitalized during the construction period. Capitalized interest amounted to $1,203,000, $11,814,000 and $1,052,000, respectively, during the years ended December 31, 2001, 2000 and 1999. Such capitalized costs are allocated to the individual components of property and equipment and other assets and, once placed in service, are amortized over the useful lives of the related assets.

Land rights -

     Land rights are being amortized on a straight-line basis over the estimated useful life of the Tunica facility, which is less than the term of the ground lease including renewals (see Note 4); such amortization commenced with the opening of the Tunica Casino. Management presently intends to renew the ground lease at least through the estimated 40-year useful life of the facility. Accumulated amortization of such land rights amounted to $1,806,000 and $1,602,000, respectively, at December 31, 2001 and 2000.

Employee Stock Options -

     HCC has adopted the disclosure provisions of statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 allows an entity to continue to measure compensation cost for employee stock-based compensation plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("Opinion 25"). Entities electing to remain with the accounting under Opinion 25 are required to make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting under SFAS 123 had been applied. HCC has elected to continue to account for employee stock-based compensation under Opinion 25 with the requisite additional disclosures included in Note 6.

                  HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

Earnings per common share -

     Basic earnings per common share is calculated by dividing the net (loss) income by the weighted average number of shares of common stock outstanding. Diluted earnings per common share is calculated for periods in which income from continuing operations was earned by dividing the components of net (loss) income by the weighted average number of shares of common stock and potential common shares outstanding. All potential common shares are excluded from the calculation of diluted net loss per share for periods during which a loss was incurred because the effect of their inclusion would be antidilutive.

     The weighted average number of shares of common stock and potential common shares outstanding used for the calculation of earnings per share is as follows:

                                            Year Ended December 31,
                                     ------------------------------------
                                        2001         2000         1999
                                     ----------   ----------   ----------
Shares used in the calculation of:
     Basic net income per share      25,017,186   24,965,804   24,949,976
     Diluted net income per share    25,017,186   26,753,440   24,949,976

     No potential common shares or options are included in the calculation of diluted earnings per share for the years ended December 31, 2001 and 1999 as the inclusion of such shares would be antidilutive due to the net losses incurred during the period. The number of shares used in the calculation of diluted earnings per share for the year ended December 31, 2000 has been adjusted to include potential common shares arising from stock options held by certain employees and directors. The calculation of diluted earnings per share for each of the three years ended December 31, 2001 excludes certain options to purchase common stock which would be antidilutive to the diluted earnings per share calculation. The weighted average number of options excluded was 2,743,929 for 2001, 2,675 for 2000 and 2,056,806 for 1999.

Recent Accounting Pronouncements -

     In June 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations" ("SFAS 141") and Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. SFAS 142 establishes new standards for goodwill acquired in a business combination and requires that goodwill and other intangible assets be periodically reviewed for impairment rather than being amortized. SFAS 142 is effective for fiscal years beginning after December 15, 2001 with earlier application permitted. The Company does not expect the adoption to have a material effect on its consolidated financial statements.

     The Financial Accounting Standards Board issued Statement No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") in June 2001 and Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") in August 2001. SFAS 143 addresses reporting for obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. SFAS 143 is effective for fiscal years beginning after June 15, 2002 with earlier application permitted. SFAS 144 supercedes earlier guidance with respect to such accounting and is

                  HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of SFAS 143 and SFAS 144 to have a material effect on its consolidated financial statements.

Reclassifications -

     Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the 2001 consolidated financial statement presentation.

(3)  Long-Term Debt and Pledge of Assets

     Substantially all of HCC's assets are pledged in connection with its long-term indebtedness. The obligations of HCL and its subsidiaries are non-recourse to HCC.

                                                               December 31,   December 31,
                                                                  2001            2000
                                                               ------------   ------------
Indebtedness of HCC:
   11.25% Senior Secured Notes, due 2007 (a)                   $310,000,000   $310,000,000
   Floating rate Senior Secured Notes, due 2006 (a)              50,000,000     50,000,000
   Promissory note due to affiliate (Note 7)                             --      1,893,000
                                                               ------------   ------------
                                                                360,000,000    361,893,000
                                                               ------------   ------------
Indebtedness of HCA:
   Promissory note to bank (b)                                      398,000      1,145,000
                                                               ------------   ------------

Indebtedness of HCT :
   Equipment loans (c)                                              245,000      1,188,000
   Bank credit facility (d)                                         950,000         89,000
                                                               ------------   ------------
                                                                  1,195,000      1,277,000
                                                               ------------   ------------
Indebtedness of HCL which is non-recourse to HCC:
   13% Shreveport First Mortgage Notes, with contingent
      interest, due 2006 (e)                                    150,000,000    150,000,000
   13% Shreveport Senior Secured Notes, with contingent
     interest, due 2006, including premium of $1,078,000 (f)     40,078,000             --
   Note payable, net of discount of $87,000 (g)                          --      1,913,000
   Other                                                             27,000         33,000
                                                               ------------   ------------
                                                                190,105,000    151,946,000
                                                               ------------   ------------

   Total indebtedness                                           551,698,000    516,261,000
     Less - current maturities                                     (748,000)    (5,393,000)
                                                               ------------   ------------

       Total long-term debt                                    $550,950,000   $510,868,000
                                                               ============   ============

----------
(a) During May 1999, HCC refinanced its outstanding 12.75% senior secured notes through a debt offering of $310,000,000 of 11.25% Senior Secured Notes due May 1, 2007 and $50,000,000 of floating rate Senior Secured Notes due May 1, 2006 (collectively, the "Senior Secured Notes"). Interest on the floating rate notes is equal to the six-month LIBOR rate plus 6.28% and is reset semiannually. Interest on the floating rate notes has been adjusted from an initial rate of 11.36% to 12.41% per annum effective November 1, 1999, to 12.89% effective May 1, 2000, to 13% effective November 1, 2000, to 10.51% effective May 1, 2001 and to 8.45% effective November 1, 2001. In addition to refinancing existing debt, the Company used proceeds from the debt offering to fund a portion of its equity investment in the Shreveport Casino and, during October

                  HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

     1999, to acquire the management and consulting contracts on the Aurora Casino and Tunica Casino (see Note 1). The Company also plans to use proceeds from the debt offering to partially finance construction of a new, dockside gaming facility at the Aurora Casino (see Note 1). Interest on the Senior Secured Notes is payable each May 1 and November 1. The Senior Secured Notes are unconditionally guaranteed on a senior secured basis by HCT and Shreveport Management and may be guaranteed by certain future subsidiaries of HCC. Neither HCA nor HCL are guarantors. The Senior Secured Notes and related guarantees are secured by, among other things, (1) substantially all of the assets of HCT and future guarantors, (2) a lien not to exceed approximately $108,000,000 on substantially all of the assets of HCA, (3) a pledge of the capital stock of certain subsidiaries of HCC, including HCA and HCT, and (4) the collateral assignment of the management contract for the Shreveport Casino. The limitation on the lien described in
     (2) above is currently $81,007,000.

     The fixed rate Senior Secured Notes are redeemable at the option of HCC any time on or after May 1, 2003 at 107% of the then outstanding principal amount, decreasing to 104.666%, 102.333% and 100%, respectively, on May 1, 2004, 2005 and 2006. The Company may also redeem up to 35% of the fixed rate Senior Secured Notes at a redemption price of 111.25% plus accrued interest at any time prior to May 1, 2002 with the proceeds from an offering of HCC's common stock if net proceeds to the Company from any such offering are at least $20,000,000.

     The floating rate Senior Secured Notes may be redeemed at the option of HCC at any time at an initial redemption price of 105% plus accrued interest with the redemption premium decreasing by 1% on May 1 of each year beginning May 1, 2000.

     The indenture for the Senior Secured Notes contains various provisions limiting the ability of HCC and certain defined subsidiaries to, among other things, pay dividends or make other restricted payments; incur additional indebtedness or issue preferred stock, create liens, create dividend or other payment restrictions affecting certain defined subsidiaries; enter into mergers or consolidations or make sales of all or substantially all assets of HCC, HCT, Shreveport Management or any future guarantor; or enter into certain transactions with affiliates. The indenture also requires certain financial reporting information (see Note
     13).

(b) During September 1998, HCA entered into a bank loan agreement to borrow up to $2,000,000 on an unsecured basis. Borrowings under the agreement were payable in 36 monthly installments of $62,000 including interest at the rate of 7.5% per annum. The outstanding borrowings were repaid in 2001.

     During May 1999, HCA borrowed an additional $750,000 from the bank on an unsecured basis. The loan is payable in 60 monthly installments of $15,000 including interest at the rate of 7.5% per annum. The outstanding borrowing was repaid in March 2002.

(c) The equipment loans are payable monthly including interest at effective rates ranging from 8.5% to 9% per annum and mature at various dates in 2002 and 2003.

(d) HCT had a bank credit facility in the amount of $1,300,000 available to borrow against through September 30, 1998. HCT borrowed $541,000 under the credit facility during 1998 at the rate of 8.875% per annum. Borrowings under the credit facility were collateralized by equipment

                  HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES purchased with the loan proceeds and were repaid in 2001. The credit facility was not renewed by HCT.

     In June 2001, HCT entered into a bank credit facility in the amount of $3,000,000 available through June 30, 2002. Borrowings under the line of credit are payable over a 36 month period and accrue interest at the bank's prime lending rate plus .75% per annum on either a fixed or floating rate basis. Borrowings under the line of credit are collateralized by equipment purchased with the loan proceeds. The line of credit agreement requires the provision of certain financial reports. During June 2001, HCT borrowed $731,000 under the credit facility at an interest rate of 7.5% per annum. HCT made additional borrowings of $130,000 at the rate of 7.5% per annum in July 2001 and $220,000 at the rate of 7.25% per annum in August 2001.

(e) During August 1999, the Shreveport Partnership issued $150,000,000 of 13% First Mortgage Notes, with contingent interest (the "Shreveport First Mortgage Notes"), which are non-recourse to HCC.

     Fixed interest on the Shreveport First Mortgage Notes is payable on each February 1 and August 1. In addition, contingent interest accrues and is payable on each interest payment date subsequent to the opening of the Shreveport Casino. The amount of the contingent interest is equal to 5% of the Shreveport Partnership's cash flow, as defined, for the applicable period subject to a maximum of $5,000,000 for any four consecutive fiscal quarters. Contingent interest amounting to $309,000 and $77,000 was incurred during the years ended December 31, 2001 and 2000, respectively. Accrued contingent interest amounted to $386,000 and $77,000 at December 31, 2001 and 2000, respectively. Payment of contingent interest may be deferred to the extent that payment would result in certain financial coverage ratios not being met. The notes are collateralized by a first priority secured interest in substantially all of the Shreveport Partnership's existing and future assets other than assets secured by the Shreveport Senior Secured Notes (see 3(f)) and up to $6,000,000 in assets that may be acquired with future equipment financing as well as by a pledge of the common stock of the HCC subsidiaries which hold the partnership interests.

     The Shreveport First Mortgage Notes may be redeemed at any time on or after August 1, 2003 by the Shreveport Partnership at 106.5% of the then outstanding principal amount, decreasing to 103.25% on August 1, 2004 and 100% on or after August 1, 2005. Up to 35% of the original aggregate amount of the Shreveport First Mortgage Notes may also be redeemed at a price of 113% plus accrued interest at any time prior to August 1, 2002 with proceeds of contributions to the Shreveport Partnership made by HCC from certain offerings of equity securities by HCC.

     The indenture for the Shreveport First Mortgage Notes contains various provisions limiting the ability of the Shreveport Partnership to borrow money, pay dividends, make investments, pledge or sell its assets or enter into mergers or consolidations. The indenture also limits the ability of certain HCC subsidiaries which guarantee the debt to acquire additional assets, become liable for additional obligations or engage in any business activities other than holding partnership interests or acting as managing general partner.

(f) In June 2001, the Shreveport Partnership issued $39,000,000 of 13% Senior Secured Notes, with contingent interest, due August 2006 (the "Shreveport Senior Secured Notes"). The Shreveport Senior Secured Notes were issued at an initial premium of $1,170,000 to yield interest at an

                  HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES effective rate of 12.21% per annum. Fixed interest on the Shreveport Senior Secured Notes at the annual rate of 13% is payable on each February 1 and August 1. In addition, contingent interest accrues and is payable on each interest payment date. The amount of contingent interest is equal to 1.3% of the consolidated cash flow of the Shreveport Partnership for the applicable period subject to a maximum contingent interest of $1,300,000 for any four consecutive fiscal quarters. Contingent interest amounting to $78,000 was incurred during 2001 and is included in accrued interest payable at December 31, 2001. Payment of contingent interest may be deferred to the extent that payment would result in certain financial coverage ratios not being met. Proceeds from the Shreveport Senior Secured Notes were used, in part, to retire the Shreveport Partnership's capital lease obligation (see Note 4) with the remainder available for working capital purposes.

     Under the terms of certain intercreditor collateral agreements, the Shreveport Senior Secured Notes are secured by, among other things, (1) a security interest in certain furniture, fixtures and equipment acquired prior to the opening of the Shreveport Casino for $30,000,000 and (2) a security interest on an equal basis in up to $10,000,000 of the collateral which secures the Shreveport First Mortgage Notes (see (3e)). The furniture, fixtures and equipment in (1) above were obtained with the proceeds from the capital lease obligation retired with a portion of the proceeds from the Shreveport Senior Secured Notes.

     The Shreveport Senior Secured Notes may be redeemed on the same terms and conditions as the Shreveport First Mortgage Notes (see (3e)). The indenture to the Shreveport Senior Secured Notes also carries substantially the same limitations, covenants and restrictions as those included in the indenture to the Shreveport First Mortgage Notes (see (3e)).

(g) In September 1998, HCC and its partners acquired their interests in the Shreveport Partnership from its former partners who, prior to October 1997, conducted riverboat gaming operations in New Orleans. In connection with moving the licensed site to Shreveport, the current and former partners negotiated a settlement with the City of New Orleans which, among other things, required that one of the former partners pay $5,000,000 to the City. The current partners agreed that the Shreveport Casino would pay the City an additional $5,000,000 upon securing financing for construction of the project (i.e. the Shreveport Casino); such payment was made in August 1999. In addition, the current partners agreed that the Shreveport Casino would, contingent on securing financing, reimburse the former partner $2,000,000 of the amount it paid to the City; such repayment was to be made in monthly installments of $200,000, without interest, commencing with the opening of the Shreveport Casino. The $2,000,000 liability, net of a discount in the original amount of $308,000, and the associated project costs were recorded upon the issuance of the Shreveport First Mortgage Notes in August 1999. The obligation was repaid in October 2001.

                  HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

     Scheduled payments of long-term debt as of December 31, 2001 are set forth below:

2002                                  $    748,000
2003                                       548,000
2004                                       318,000
2005                                         6,000
2006                                   239,000,000
Thereafter                             310,000,000
                                      ------------

   Total                              $550,620,000
                                      ============

     Interest paid, net of amounts capitalized, amounted to $64,992,000, $51,252,000 and $33,991,000, respectively, during the years ended December 31, 2001, 2000 and 1999.

(4)  Leases

     Capital leases -

     HCA leases two parking garages under capital lease agreements. The first lease has an initial 30-year term ending in June 2023 with the right to extend the term under renewal options for an additional 67 years. Rental payments through June 2012 equal the City of Aurora's financing costs related to its general obligation bond issue used to finance the construction of the parking garage. The general obligation bond issue includes interest at rates between 7% and 7.625% per annum. The second lease has an initial term ending in September 2026 with the right to extend the lease for up to 20 additional years. Rental payments during the first 15 years equal the lessor's debt service costs related to the industrial revenue bond issue used to finance a portion of the construction costs of the parking garage. The remaining construction costs were funded by HCA. In addition, HCA pays base rent equal to $15,000 per month, subject to a credit of $10,000 per month which expired in October 2001, for improvements made to the lessor's North Island Center banquet and meeting facilities. HCA is also responsible for additional rent, consisting of costs such as maintenance costs, insurance premiums and utilities arising out of its operation of both parking garages.

     The Tunica Casino and Aurora Casino previously leased certain gaming and other equipment under capital lease agreements which have expired. No future payment obligations exist with respect to these capital leases although the equipment remains in use.

     The Shreveport Partnership entered into a financing lease agreement with third party lessors for $30,000,000 to acquire furniture, fixtures and equipment for the Shreveport Casino. During the construction period, the Shreveport Partnership paid only interest on outstanding borrowings together with a fee of ..5% per annum on the undrawn portion of the $30,000,000. Effective with the opening of the Shreveport Casino, the outstanding borrowings became payable in equal quarterly installments plus interest at LIBOR plus 4%. The lease was treated as a capital lease for financial reporting purposes. Borrowings under the lease were collateralized by the furniture, fixture and equipment purchased. The lease was retired in June 2001 with a portion of the proceeds from the Shreveport Senior Secured Notes (see Note (3f)).

                  HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

     The $30,000,000 original cost of the assets acquired under the capital lease agreement by the Shreveport Partnership was included in furniture and equipment on the accompanying consolidated balance sheet at December 31, 2000. Accumulated amortization at December 31, 2000 with respect to these assets amounted to $172,000. No revisions were made to the carrying value or the estimated useful lives of the assets as a result of the satisfaction and discharge of the capital lease obligation; however, operating equipment under capital leases of $30,000,000 and the accumulated amortization thereon of $2,610,000 as of the June 15, 2001 lease termination date have been removed from the table below.

     Assets under capital leases and the related accumulated amortization are included on the accompanying consolidated balance sheets as follows:

                                                 December 31,       December 31,
                                                    2001                2000
                                                ------------       ------------

Buildings                                       $ 27,358,000       $ 27,358,000
Operating equipment                                6,219,000         36,219,000
                                                ------------       ------------

                                                  33,577,000         63,577,000
Less - accumulated amortization                  (12,316,000)       (11,579,000)
                                                ------------       ------------

                                                $ 21,261,000       $ 51,998,000
                                                ============       ============

     Amortization expense with respect to assets under capital leases amounted to $3,347,000 during the year ended December 31, 2001 (including $2,438,000 for the Shreveport Casino's leased assets prior to the June 15, 2001 lease termination date) and $1,081,000 and $909,000, respectively, for the years ended December 31, 2000 and 1999.

     Future minimum lease payments under capital lease obligations as of December 31, 2001 are as follows:

2002                                                        $ 2,643,000
2003                                                          2,660,000
2004                                                          2,677,000
2005                                                          2,710,000
2006                                                          2,712,000
Thereafter                                                   13,318,000
                                                            -----------

Total minimum lease payments                                 26,720,000
Less amount representing interest                            (8,858,000)
                                                            -----------
Present value of future
  minimum lease payments                                     17,862,000
Current capital lease obligation                             (1,308,000)
                                                            -----------

Long-term capital lease obligation                          $16,554,000
                                                            ===========

                  HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

     Ground Leases -

     HCT entered into a ground lease covering 70 acres of land on which the Tunica Casino was constructed. The ground lease was for an initial term of five years from the opening date of the facility and, at HCT's option, may be renewed for nine additional five-year periods. The lease is currently in its first five-year renewal term. Obligations under the ground lease include both minimum monthly fixed payments and percentage rent, which in the aggregate will be the greater of 4% of Gross Revenues, as defined, or $1,100,000 per year. HCT is responsible for all operating and other expenses of the property in accordance with the lease terms. HCT expensed $4,354,000, $4,367,000 and $4,138,000, respectively, during the years ended December 31, 2001, 2000 and 1999 in connection with the ground lease.

     In May 1999, the Shreveport Partnership entered into a ground lease with the City of Shreveport for the land on which the Shreveport Casino was built. The term of the lease began when construction commenced and will end on the tenth anniversary of the date the Shreveport Casino opens. The Shreveport Partnership has options to renew the lease on the same terms for up to an additional forty years. The lease may be further renewed after that time at prevailing rates and terms for similar leases. The City of Shreveport may terminate the lease as a result of, among other things, a default by the Shreveport Partnership under the lease. The Shreveport Partnership may terminate the lease at any time if the operation of the Shreveport Casino becomes uneconomic. Base rental payments under the lease were $10,000 per month during the construction period. The base rental amount increased to $450,000 per year upon opening and continue at that amount for the remainder of the initial ten-year lease term. During the first five-year renewal term, the annual base rental will be $402,500. Subsequent renewal period base rental payments will increase by 15% during each of the next four five-year renewal terms with no further increases. In addition to the base rent, the Shreveport Partnership pays monthly percentage rent of not less than $500,000 per year equal to 1% of monthly adjusted gross revenues and the amount, if any, by which monthly parking facilities net income exceeds the parking income credit, as all such terms are defined in the lease agreement. Ground lease rentals amounted to $2,011,000, $213,000 and $56,000, respectively, for the years ended December 31, 2001, 2000 and 1999, including percentage rentals amounting to $1,438,000 and $78,000, respectively, during 2001 and 2000. Costs incurred under the ground lease during the construction period were capitalized. In addition, the ground lease agreement also calls for payments in lieu of admission fees to the City of Shreveport and payments to the local school board amounting to 3.225% and .5375% of Net Gaming Proceeds (as defined in the agreement), respectively. These additional charges amounted to $5,603,000 and $304,000 during 2001 and 2000, respectively.

     Operating Leases -

     Other than the ground leases for the Tunica Casino and Shreveport Casino discussed above, HCC and its subsidiaries also lease office, parking and warehouse space and certain operating equipment under various lease agreements accounted for as operating leases. Although most of the operating lease agreements are either cancellable or have initial terms of one year or less, certain other lease agreements expire at various dates through the year 2015 and several contain automatic renewals unless notice of termination is given. Some of the operating leases also include contingent rental payments based on

                  HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES levels of use; such contingent rentals have not been significant. Exclusive of the ground leases, total rental expense amounted to $6,573,000, $3,306,000 and $2,502,000, respectively, during the years ended December 31, 2001, 2000 and 1999.

     Future minimum lease payments as of December 31, 2001 under operating leases having an initial or remaining noncancelable lease term in excess of one year are as follows:

 2002                                                  $1,397,000
 2003                                                     989,000
 2004                                                     651,000
 2005                                                     511,000
 2006                                                     274,000
 Thereafter                                             1,486,000
                                                       ----------

                                                       $5,308,000
                                                       ==========

(5)  Income Taxes

     Components of HCC's benefit (provision) for income taxes consist of the following:

                                                        Year Ended December 31,
                                           ------------------------------------------
                                               2001           2000            1999
                                           ------------    -----------    -----------
Current income tax benefit (provision):
  Federal                                  $  1,825,000    $  (200,000)   $(3,359,000)
  State                                        (219,000)    (1,959,000)    (1,240,000)
Deferred income tax benefit (provision):
  Federal                                     7,206,000     (1,630,000)    10,948,000
  State                                       4,041,000        (85,000)        44,000
Change in valuation allowance               (10,766,000)     2,001,000     (7,589,000)
                                           ------------    -----------    -----------

                                           $  2,087,000    $(1,873,000)   $(1,196,000)
                                           ============    ===========    ===========

     Total federal income tax payments of $1,374,000, $335,000 and $338,000, respectively, were made during the years ended December 31, 2001, 2000 and 1999. State tax payments of $19,000, $2,503,000 and $900,000, respectively, were made during the years ended December 31, 2001, 2000 and 1999.

                  HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

     A reconciliation between the calculated tax benefit (provision) on income based on the statutory rates in effect and the effective tax rates follows:

                                                              Year Ended December 31,
                                                  ------------------------------------------
                                                      2001            2000          1999
                                                  ------------    -----------   ------------
Calculated income tax benefit (provision)         $ 10,793,000    $(3,457,000)  $ 27,362,000
Valuation allowance change                         (10,766,000)     2,001,000     (7,589,000)
Acquisition of management contracts                         --             --    (13,712,000)
Lobbying costs                                        (103,000)       (94,000)      (121,000)
Disallowance of meals and
   entertainment                                      (140,000)      (158,000)       (86,000)
State income taxes, net of federal benefit           2,484,000     (1,350,000)      (789,000)
Utilization of net operating loss carryforwards
 and other                                            (181,000)     1,185,000     (6,261,000)
                                                  ------------    -----------   ------------
Tax benefit (provision) as shown on
   consolidated statements of operations          $  2,087,000    $(1,873,000)  $ (1,196,000)
                                                  ============    ===========   ============

     At December 31, 2001, HCC and its subsidiaries have net operating loss carryforwards ("NOL's") for federal income tax purposes totaling approximately $67,142,000, none of which begin to expire until the year 2019. Additionally, HCC and its subsidiaries have alternative minimum and other tax credits available totaling $1,272,000 and $931,000, respectively. Alternative minimum tax credits do not expire and none of the other tax credits begin to expire until the year 2010. Existing accounting pronouncements require that the tax benefit of such NOL's and credit carryforwards, together with the tax benefit of deferred tax assets resulting from temporary differences, be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such NOL's and deferred tax assets is more likely than not, a valuation allowance should be recorded. Management believes that it is more likely than not that future consolidated taxable income of HCC will be sufficient to utilize a portion of the net deferred tax assets. Accordingly, valuation allowances have been established which result in net deferred tax assets of $6,012,000 and $5,532,000 at December 31, 2001 and 2000, respectively.

                  HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

     The components of the net deferred tax asset and classification on the accompanying consolidated balance sheets are as follows:

                                                          December 31,
                                                  ----------------------------
                                                      2001            2000
                                                  ------------    ------------
Deferred tax assets:
   Net operating loss carryforwards               $ 28,383,000    $ 16,958,000
   Valuation and other allowances                    1,254,000         937,000
   Alternative minimum tax credit                    1,272,000       5,018,000
   Tax credits                                         931,000         741,000
   Preopening                                        4,722,000       6,272,000
   Other liabilities and accruals                    5,175,000       2,882,000
   Benefits and deferred compensation accrual        2,635,000       1,688,000
   Other                                               977,000       1,065,000
                                                  ------------    ------------

     Total deferred tax assets                      45,349,000      35,561,000
                                                  ------------    ------------

Deferred tax liabilities:
   Depreciation and amortization                    (8,786,000)    (11,277,000)
   Recoveries on affiliate obligations              (1,033,000)             --
                                                  ------------    ------------

   Total deferred tax liabilities                   (9,819,000)    (11,277,000)
                                                  ------------    ------------

Net deferred tax asset                              35,530,000      24,284,000
Valuation allowance                                (29,518,000)    (18,752,000)
                                                  ------------    ------------

                                                  $  6,012,000    $  5,532,000
                                                  ============    ============
Classified as:
   Current deferred income tax asset              $  2,233,000    $  3,054,000
   Other assets                                      3,904,000       3,159,000
   Other noncurrent liabilities                       (125,000)       (681,000)

     Sales by HCC or existing shareholders of common stock can cause a "change of control", as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), which would limit the ability of HCC or its subsidiaries to utilize these loss carryforwards in later tax periods. Should such a change of control occur, the amount of loss carryforwards available for use in any one year would most likely be substantially reduced. Future treasury regulations, administrative rulings or court decisions may also effect HCC's utilization of its loss carryforwards.

     The Internal Revenue Service has completed its examination of the consolidated federal income tax returns of HCC for the years 1993 through1998. Adjustments resulting from such examination are included in the income tax benefit (provision) on the accompanying consolidated statements of operations. HCC's consolidated net deferred tax asset has also been adjusted to reflect the results of the tax audit.

                  HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

(6)  Stock Option and Compensation Plans

Hollywood Casino Corporation Stock Option Plans -

     HCC currently has two employee stock option plans in effect: the Hollywood Casino Corporation 1996 Long-Term Incentive Plan (the "1996 Plan") and the Hollywood Casino Corporation 1992 Stock Option Plan (the "1992 Plan"). The 1996 Plan and the 1992 Plan provide for the granting of nonqualified stock options and incentive stock options that are intended to qualify for the special tax treatment under the Internal Revenue Code; the 1996 Plan also provides for the granting of restricted stock. The shares to be offered under the 1996 Plan and the 1992 Plan consist of shares of Class A Common Stock. The 1996 Plan and the 1992 Plan provide for the granting of 3,000,000 and 1,197,000 shares, respectively, of Class A Common Stock of which 261,480 and 653,000, respectively, remain available for future grant as of December 31, 2001.

     The 1996 Plan and the 1992 Plan are administered by committees of HCC's Board of Directors. Options granted under the 1996 Plan become vested at the discretion of the Committee of the Board of Directors (however, vesting for employees who are executive officers, directors or 10% or greater shareholders of the company may not be less than six months) and may be exercised for a period of not more than ten years (five years in the case of incentive stock options) from the date of grant. No more than 500,000 shares may be awarded to any individual during any fiscal year and incentive stock options are subject to a $100,000 calendar year limitation. Options granted under the 1992 Plan become vested over a three year period, are exercisable for a term ending not more than seven years (five years in the case of incentive stock options) from the date of the grant and incentive stock options are subject to limitations on the quantity exercised in a calendar year. All options granted through December 31, 2001 under both the 1996 Plan and the 1992 Plan have been granted at an exercise price equal to the fair market value as of the date of the grant. As of December 31, 2001, options to purchase 2,337,700 shares remain outstanding under the 1996 Plan, of which approximately 49% are at an exercise price of $1.25 per share. An additional 33% have exercise prices ranging from $1.75 per share to $2.81 per share; 14% have an exercise price of $5.06 per share; and the remaining 4% have exercise prices ranging from $7.00 per share to $11.00 per share. Options outstanding under the 1996 plan have a weighted average exercise price of $2.41 and a weighted average remaining contractual life of 47 months. As of December 31, 2001, no options are outstanding under the 1992 Plan.

                  HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

     The following table sets forth the combined activity of the 1996 Plan and the 1992 Plan:

                                                     Year Ended December 31,
                               ------------------------------------------------------------------
                                        2001                  2000                   1999
                               --------------------   --------------------   --------------------
                                           Weighted               Weighted               Weighted
                                            Average                Average                Average
                                           Exercise               Exercise               Exercise
                                Options      Price     Options      Price     Options     Price
                               ---------   --------   ---------   --------   ---------   --------
Outstanding options at
   beginning of year           2,690,800     $2.36    2,347,000     $1.86    1,090,000     $2.51
   Options cancelled             (33,480)     2.75       (7,500)     1.25      (27,000)     1.25
   Options granted                59,500      8.91      373,000      5.40    1,284,000      1.30
   Options exercised            (379,120)     3.05      (21,700)     1.25           --        --
                               ---------     -----    ---------     -----    ---------     -----
Outstanding options
   at end of year              2,337,700     $2.41    2,690,800     $2.36    2,347,000     $1.86
                               =========     =====    =========     =====    =========     =====
Exercisable options
   at end of year              1,843,540     $1.80    2,046,180     $1.91    1,956,400     $1.91

     During 1996, HCC also adopted the Hollywood Casino Corporation 1996 Non-Employee Director Stock Plan (the "Directors' Plan") providing for the grant of non-qualified stock options of Class A common stock of HCC. The Directors' Plan was amended during 2000 to provide for the granting of 200,000 shares of Class A common stock of which 120,000 remain available for future grant as of December 31, 2001. An initial option grant of 10,000 shares was made to the two non-employee directors upon adoption of the plan; additional outside directors receive an option grant of 10,000 shares upon election to the Board of Directors. The 2000 amendment to the Directors' Plan increased the yearly grant to each outside director to 5,000 shares from 2,500 shares. All such grants are at an exercise price equal to the fair market value as of the date of the grant, vest either immediately or six months after grant and expire no later than ten years from the date of grant. The Directors' Plan is administered by a Committee of the Board of Directors. As of December 31, 2001, 52,500 shares remain outstanding, of which approximately 57% are at an exercise price between $1.19 and $1.75 per share; 5% are at an exercise price of $4.13 per share and 38% are at an exercise price between $7.00 and $7.88 per share. Options outstanding have a weighted average exercise price of $4.07 per share and a weighted average contractual life of 83 months.

                  HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

     The following table lists the activity of the Directors' Plan:

                                                     Year Ended December 31,
                               ------------------------------------------------------------------
                                        2001                  2000                   1999
                               --------------------   --------------------   --------------------
                                           Weighted               Weighted               Weighted
                                            Average                Average                Average
                                           Exercise               Exercise               Exercise
                                Options      Price     Options      Price     Options     Price
                               ---------   --------   ---------   --------   ---------   --------
Outstanding options at
   beginning of year             40,000      $2.64      50,000      $1.64      42,500      $1.72
   Options granted               15,000       7.88      15,000       5.56       7,500       1.19
   Options exercised             (2,500)      4.13     (25,000)      2.38          --         --
                                -------      -----     -------      -----      ------      -----
Outstanding options at
 end of year                     52,500      $4.07      40,000      $2.64      50,000      $1.64
                                 ------      -----     =======      =====      ======      =====
Exercisable options at
   end of year                   52,500      $4.07      40,000      $2.64      50,000      $1.64

     The Company has elected to apply Opinion 25 with respect to accounting for options. Based on such election, no compensation expense has been recognized in the accompanying consolidated financial statements as a result of the granting of stock options. Had compensation expense been determined consistent with SFAS 123, net loss (net of income taxes) for the years ended December 31, 2001 and 1999 would have increased by approximately $264,000 and $213,000, respectively, increasing both basic and diluted net loss per common share for each year by $.01. Had compensation expense been determined consistent with SFAS 123, net income (net of income taxes) for the year ended December 31, 2000 would have decreased by approximately $254,000, decreasing both basic and diluted net loss per common share by $.01.

     The fair value of each option grant was estimated on the date of grant using a method approximating the Black-Scholes option pricing model. The assumptions applied are set forth below:

                                       Year Ended December 31,
                                ------------------------------------
                                   2001         2000         1999
                                ----------   ----------   ----------

Risk free interest rate                5.5%         6.8%         4.8%
Dividend yield                          --           --           --
Expected life                    1-5 years    1-5 years    1-5 years
Volatility                            58.6%        69.9%        54.8%
Weighted average fair value     $     3.73   $     2.62   $      .33

Compensation Plan -

     During 2001, three executive officers of the Company were not re-elected to their positions. These individuals continue to serve on the Company's Board of Directors and are all subject to employment agreements. The Compensation Committee of the Board annually reviews and sets compensation for these individuals. Under the terms of the agreements, (1) the employment period (terminating

                  HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

December 31, 2002 for two executives and December 31, 2003 for the third) will be followed immediately by a four-year period consulting arrangement, (2) upon expiration of the consulting arrangement, each individual will receive a lifetime pension benefit and (3) upon the death of any of the former executives, their designated beneficiary will receive an annual death benefit for a period of ten years. Aggregate annual compensation during the employment periods is currently $823,000 for 2002 and $350,000 for 2003. All these employment agreements contain non-compete clauses.

     As a result of the changes in executive responsibilities, the Company has accrued all remaining salary obligations under the employment agreements, together with the contractually required present value obligations under the consulting agreements. Such accrual has resulted in a charge to operations amounting to $2,848,000 for the year ended December 31, 2001. Adjustments to the funding obligation with respect to the pension and death benefits have resulted in net increases (reductions) to the obligation of $110,000, ($93,000) and $25,000, respectively, during the years ended December 31, 2001, 2000 and 1999. The total obligation accrued under these agreements at December 31, 2001 and 2000 amounted to $7,923,000 and $4,965,000, respectively. The current salary portion of the obligation of $823,000 at December 31, 2001 is included in accrued salaries and wages on the accompanying consolidated balance sheet; the remainder of the obligation is included in other noncurrent liabilities.

     The individuals may, at their option, seek to enforce provisions of their agreements that provide for termination of their respective employment agreements. Under the terms of their employment agreements, such a termination would accelerate the salary and consulting fee components of the obligation and, as of December 31, 2001, $2,025,000 of the noncurrent obligation could become payable currently.

     In February 2002, the Company filed an action in state court in Dallas County, Texas alleging that one of the former executive officers breached his fiduciary duties to the Company's stockholders by using Company funds and property for personal reasons and concealing his and his immediate family's interests in entities doing business with the Company. The Company seeks multiple remedies in the lawsuit, including restitution for such improper actions, as well as a declaratory judgement that the Company be relieved of any further financial obligations under the former executive's employment agreement with the Company. As of December 31, 2001, the total of such obligations to the former executive included on the accompanying consolidated balance sheet amounted to $3,969,000. The lawsuit also seeks to terminate the ability to exercise outstanding stock options previously granted to the former executive.

Employee Retirement Savings Plan -

     The Company has a retirement savings plan under Section 401(k) of the Internal Revenue Code covering all of its employees who meet certain eligibility requirements as to age and period of employment. The plan allows employees to contribute up to 15% of their salary on a pre-tax basis (subject to statutory limitations) and invest such monies in a choice of mutual funds on a tax-deferred basis. The Company matches a portion of the participating employees' contributions to the plan and may, from time to time, make additional discretionary contributions. For the years ended December 31,

                  HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

2001, 2000 and 1999, HCC expensed $743,000, $582,000 and $652,000, respectively, as company contributions to the plan.

(7)  Transactions with Related Parties

     Greate Bay and its Subsidiaries

     During December 2001, HCC and Greate Bay reached an agreement to restructure obligations existing between the two companies. Obligations owed by Greate Bay to HCC consisted of (1) demand notes from Greate Bay with a carrying value of $5,704,000 and interest thereon with a carrying value of $781,000 and
(2) deferred interest notes (the "PPI Funding Notes") issued by a subsidiary of Greate Bay which had a final maturity value of $47,603,000 and which were fully reserved by HCC. The notes and interest were carried at management's estimate of the value of the underlying collateral of the obligations. Because the loans were considered to be impaired and management believed that the recorded amount of the obligations reflected its best estimate of ultimate recovery, no interest income was recognized on a cash-basis method with respect to either of the obligations from Greate Bay. HCC owed remaining principal of $1,893,000 and interest of $498,000 to a subsidiary of Greate Bay with respect to HCC's acquisition in 1997 of the general partnership interest in the entity which held the management contract for the Aurora Casino. Payments under the obligation to the Greate Bay subsidiary had been suspended since March 1, 2000 while negotiations to restructure the obligations continued.

     Greate Bay is insolvent and, together with certain of its subsidiaries, filed voluntary petitions for protection under Chapter 11 of the United States Bankruptcy Code on December 28, 2001. As part of its pre-packaged bankruptcy reorganization, Greate Bay sold its primary asset, with the net proceeds from the sale and Greate Bay's other remaining cash to be distributed to an unrestricted subsidiary of HCC (see Note 13). Greate Bay paid $2,000,000 in December 2001 to the unrestricted subsidiary and agreed to offset the $2,391,000 owed by HCC (see (2) above) against a like amount owed to HCC (see Note 11). The sale of Greate Bay's primary asset was approved by the bankruptcy court on March 6, 2002 and completed on March 19, 2002. Management currently anticipates that the plan of reorganization will be confirmed in May 2002. As a result of the agreement, HCC has adjusted the carrying value of the notes and interest due from Greate Bay at December 31, 2001 to $12,922,000 (net of reserves of $46,503,000), management's estimate of the net proceeds yet to be received, subject to confirmation by the bankruptcy court. As a result of this adjustment to carrying value, together with the proceeds received in December 2001 and the offset of obligations, HCC recognized a recovery on its affiliate obligations amounting to $10,828,000 on the accompanying consolidated statement of operations for the year ended December 31, 2001. The remaining net receivable balance is included in current due from affiliates on the accompanying consolidated balance sheet at December 31, 2001 in anticipation of the May 2002 confirmation of Greate Bay's plan of reorganization.

     HCT incurred a monthly consulting fee of $100,000 with PCC pursuant to a consulting agreement prior to its termination on October 12, 1999. Such fees amounted to $939,000 during 1999.

     Advanced Casino Systems Corporation ("ACSC") which, prior to March 2002, was a subsidiary of Greate Bay, provides computer, marketing and other administrative services to HCC and its subsidiaries.

                  HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

Computer services provided include hardware, software and operator support and, for the most part, such services are billed by ACSC at its direct costs plus expenses incurred. ACSC and HCT entered into a Computer Services Agreement renewed through December 31, 1999 to provide such services and to license or sublicense to HCT computer software necessary to operate HCT's casino, hotel and related facilities and business operations. HCT paid ACSC for such equipment and licensed such software at amounts and on terms and conditions that ACSC provided to unrelated third parties. HCT also paid ACSC a fixed license fee of $33,600 per month through December 31, 1999. ACSC also provided services to HCA through HCA's management agreement with PML. The service agreements with PML and HCT terminated on October 13 and December 31, 1999, respectively. ACSC continued to provide services to HCA on an as needed basis at third party consulting rates. HCT and HCA entered into new maintenance and support agreements with ACSC effective as of January 1, 2000 which provide for an aggregate monthly fee of $26,000 (subject to change upon 60 days written notice) plus additional services at rates charged by ACSC to third parties. The agreements have an initial term of one year with automatic annual renewals unless notice of termination is given. The Shreveport Partnership entered into a similar maintenance and support agreement with ACSC effective as of October 12, 2000 at a monthly fee of $11,000 commencing 90 days after installation of ACSC's systems (see below). ACSC's billings to HCC and its subsidiaries for such products and services during the years ended December 31, 2001, 2000 and 1999 amounted to $1,900,000, $950,000 and $1,315,000, respectively. At December 31, 2001 and 2000, unpaid charges of $168,000 and $109,000, respectively, are included in due to affiliates on the accompanying consolidated balance sheets.

     The Shreveport Casino's casino system software was provided and installed by ACSC. Total costs incurred in connection with the installation of the software system amounting to $2,626,000 are included in operating equipment on both the accompanying consolidated balance sheets at December 31, 2001 and 2000. Unpaid charges of $156,000 with respect to the installation are included in due to affiliates on the accompanying consolidated balance sheet at December 31, 2000.

     HCC allocates certain general and administrative costs to Greate Bay and its subsidiaries pursuant to services agreements. Such allocated costs and fees amounted to $307,000, $307,000 and $604,000, respectively, during the years ended December 31, 2001, 2000 and 1999. Receivables from Greate Bay and its subsidiaries in the amount of $6,000 and $19,000 are included in due from affiliates on the accompanying consolidated balance sheets at December 31, 2001 and 2000, respectively.

     Shreveport Partnership -

     In accordance with the amended and restated partnership agreement, HCL loaned $1,000,000 to its joint venture partner which it used to make a $1,000,000 capital contribution to the Shreveport Partnership. The loan accrues interest at the rate of prime payable monthly commencing with the opening of the Shreveport Casino. Principal on the loan is payable on December 20, 2010. The loan is included in other noncurrent assets on the accompanying consolidated balance sheets. The joint venture partner was also given credit for an additional $1,000,000 capital contribution upon the closing of the Shreveport First Mortgage Notes and payment of the $5,000,000 obligation as discussed in
Note 3(g). The credit was in recognition of guarantees provided by an affiliate of the joint venture partner which were necessary for the Shreveport Partnership to obtain approval of its development plans. The

                  HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

$2,000,000 equity interest of the joint venture partner is included in minority interest on the accompanying consolidated balance sheets of HCC at December 31, 2001 and 2000.

     For so long as it remains a joint venture partner, HCL's joint venture partner will receive, among other things, an amount equal to 1% of "complex net revenues" of the Shreveport Casino, as defined, which approximates net revenues. Such payment is in exchange for the assignment by the partner of its interest in the partnership to HCL. Allocations to the joint venture partner amounted to $1,438,000 and $78,000, respectively, during 2001 and 2000 and are reflected as minority interest in Hollywood Casino Shreveport on the accompanying consolidated statements of operations for the years ended December 31, 2001 and 2000.

     The Shreveport Partnership has also entered into an agreement with HCL's joint venture partner to provide certain marine services for so long as it remains a joint venture partner. The Marine Services Agreement became effective on September 22, 1998 and, in addition to the reimbursement to the partner for its direct expenses incurred, if any, the Shreveport Casino pays a monthly fee of $30,000 effective with its opening. Fees incurred during 2001 and 2000 amounted to $360,000 and $12,000, respectively, under the agreement. Unpaid charges of $30,000 and $12,000, respectively, are included in due to affiliates on the accompanying consolidated balance sheets at December 31, 2001 and 2000.

(8)  State Gaming Regulations

     Riverboat gaming operations in Illinois are subject to regulatory control by the Illinois Gaming Board. Illinois law requires that HCA maintain its Owners' License in order to operate. HCA's Owners' License was renewed by the Illinois Gaming Board in December 2000 for a period of four years to December 2004. Gaming operations in Mississippi are subject to regulatory control by the Mississippi Gaming Commission. Under the provisions of the Mississippi gaming regulations, HCT is required to maintain all necessary licenses. The ownership license for the Tunica Casino has been renewed until October 2004. HCL and the Shreveport Partnership are subject to regulatory control by the LGCB and must maintain all required licenses. The ownership license for the Shreveport Casino was renewed in October 1999 for a period of five years.

     If it were determined that gaming laws were violated by a licensee, the gaming licenses held by each licensee could be limited, conditioned, suspended or revoked. In addition, the licensees and other persons involved could be subject to substantial fines.

(9)  Litigation

     In addition to the action filed against one of its former executive officers (see Note 6), the Company also filed a lawsuit in February 2002 in U.S. District Court in Texas against a number of individuals and their affiliates, including two of the Company's former executive officers, alleging violations of the federal securities laws. Such allegations include the failure to properly report that the defendants and their affiliates have been acting in concert as a group in connection with a planned proxy contest at the next annual shareholders' meeting and that certain affiliates have acquired common stock of the Company while in possession of material non-public information regarding the Company.The

                  HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

Company seeks multiple remedies, including requiring the defendants to truthfully and accurately report their activities, as well as seeking an order to enjoin the defendants from further purchases of stock and from voting their shares of stock.

     On April 23, 2000, the construction site for the Shreveport Casino suffered tornado damage which contributed to the delay in opening the facility. Management filed damage claims and received reimbursements from its insurance carrier during 2000 in the amount of approximately $1,700,000 to cover substantially all of the cost of repairing the damage incurred. Management is also pursuing delayed opening claims with its carriers. To the extent the delay in the facility's opening was the responsibility of contractors, management is also seeking to recover damages from those entities. These matters are the subject of a lawsuit pending in U. S. District Court in Louisiana. For this and other reasons, the Shreveport Partnership has withheld payment of approximately $2.6 million which the general contractor is currently seeking and which is included in accounts payable on the accompanying consolidated balance sheet at December 31, 2001. Both the recovery of any amounts by the Shreveport Partnership from either its insurance companies or the contractors and the need to pay the general contractor the amounts being withheld are currently subject to the results of the litigation and management is unable to determine the amounts, if any, that will ultimately be received or paid.

     On October 8, 1998, the Company filed a complaint against its former independent accountants and tax advisors in the District Court of Dallas County, Texas. On September 8, 2000, a mutually acceptable agreement was reached concluding the dispute and resulting in the dismissal of the lawsuit. Terms of the settlement are confidential; however, the Company recognized a pre-tax gain on the settlement, net of related legal fees and other expenses, amounting to $7,220,000, which is included in other non-operating income on the accompanying consolidated statement of operations for the year ended December 31, 2000.

     HCC and its subsidiaries are parties in various legal proceedings with respect to the conduct of casino and hotel operations. Although a possible range of loss cannot be estimated, in the opinion of management, based upon the advice of counsel, settlement or resolution of these proceedings should not have a material adverse impact on the consolidated financial position or results of operations of HCC and its subsidiaries.

(10) Commitments and Contingencies

     The Shreveport Partnership has agreed to reimburse approximately $600,000 of construction finish out costs to be incurred by an outside lessee with respect to approximately 42,000 square feet of restaurant and entertainment facilities to be operated on property leased from the Shreveport Casino. No liability for such reimbursement has been reflected on the accompanying consolidated balance sheets at December 31, 2001 and 2000 as the underlying construction work has not been performed. Once the rental period commences, the Shreveport Casino is to receive $6 per square foot annually, payable on a monthly basis, together with percentage rentals as specified in the lease agreement. The lessee is a limited liability company in which certain relatives of a principal stockholder and director of HCC hold directly or indirectly a 22.5% interest. These relatives, as well as certain other associates of the principal

                  HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES stockholder, also hold directly or indirectly interests in certain sublessees of the lessee that will be operating tenants in the space.

     During November 2000, the Shreveport Partnership entered into bank revolving credit facilities of $2,000,000 for working capital needs and $4,000,000 to meet liquidity requirements under Louisiana gaming regulations. The facilities were available for a period of one year. No amounts were borrowed under the credit facilities and they were cancelled during 2001.

(11) Supplemental Cash Flow Information

     During 2001, HCC offset $2,391,000 of PPI Funding Notes against its outstanding obligations to a Greate Bay subsidiary consisting of note payable with a principal balance of $1,893,000 together with $498,000 of accrued interest thereon (see Note 7). The offset has been excluded from the accompanying consolidated statement of cash flows as a noncash transaction.

     During 2001, HCT converted $216,000 of receivables from Tunica Golf Course LLC, its equity investment, to an additional investment in the limited liability company. The contribution has been excluded from the accompanying consolidated statement of cash flows as a noncash transaction.

     During 2000 the Shreveport Partnership obtained proceeds under capital lease obligations amounting to $30,000,000 used to purchase fixed assets during the construction period (Note 4).

     During 2000, HCC offset $146,000 of the outstanding principal balance of certain demand notes due from Greate Bay against certain payables HCC owed to Greate Bay (Note 7). This offset has been excluded from the accompanying consolidated statement of cash flows as a noncash transaction.

     The issuance of a note to a former partner of the Shreveport Partnership's predecessor at a discounted face amount of $1,692,000 (see Note 3(g)) and the associated project costs have been excluded from the accompanying consolidated statement of cash flows for the year ended December 31, 1999 as a non-cash transaction.

     The additional $1,000,000 credit given to HCL's remaining joint venture partner as an additional contribution to the Shreveport Partnership (see Note 7) and the corresponding addition to construction in progress have been excluded from the accompanying consolidated statement of cash flows for the year ended December 31, 1999 as a non-cash transaction.

                  HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

     As a result of the acquisition of a joint venture partner's interest in the Shreveport Partnership during April 1999 (see Note 1), the joint venture became a consolidated subsidiary of HCC. The acquisition of the joint venture interest and consolidation of the joint venture resulted in the assumption of liabilities as follows:

Fair value of non-cash assets acquired                              $ 1,465,000
Cash acquired                                                         1,525,000
Contingent liability for purchase                                    (2,499,000)
Preacquisition losses attributable to joint venture
  partner                                                                12,000
Cash paid for capital stock                                              (1,000)
                                                                    -----------

    Liabilities assumed                                             $   502,000
                                                                    ===========

     The contingent liability of $2,499,000 shown above was converted to a note payable during 2000. The note is payable on June 20, 2000 and is included in notes payable on the accompanying consolidated balance sheet at December 31, 2000. The recording of the note is excluded from the accompanying consolidated statement of cash flows for the year ended December 31, 2000 as a non-cash transaction.

(12) Disclosures about Fair Value of Financial Instruments

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

     Cash and cash equivalents - The carrying amounts approximate fair value
     -------------------------
because of the short maturity of these instruments.

     Cash restricted for construction project - The carrying amount approximates
     ----------------------------------------
fair value because of the short maturity of these instruments.

     Note receivable - The carrying amount approximates fair value because the
     ---------------
note has a floating interest rate; accordingly the discounted cash flow of future payments equals the carrying amount.

     Notes receivable - affiliate - The fair value of notes receivable is
     ----------------------------
calculated based on the estimated realizable value.

     Interest payable - The carrying amount of interest payable approximates
     ----------------
fair value because of the short maturity of the obligation.

     Long-term debt - The fair value of HCC's long-term debt is estimated based
     --------------
on either the quoted market price of the underlying debt issue or on the discounted cash flow of future payments utilizing current rates available to HCC for debt of similar remaining maturities. Debt obligations with a short remaining maturity are valued at the carrying amount.

                  HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

     The estimated carrying amounts and fair values of HCC's financial instruments are as follows:

                                           December 31, 2001             December 31, 2000
                                      ---------------------------   ---------------------------
                                        Carrying                      Carrying
                                         Amount       Fair Value       Amount       Fair Value
                                      ------------   ------------   ------------   ------------
Financial Assets:
   Cash and cash equivalents          $131,849,000   $131,849,000   $155,570,000   $155,570,000
   Cash restricted for construction
      project                                   --             --      9,530,000      9,530,000
   Note receivable                       1,000,000      1,000,000      1,000,000      1,000,000
   Notes receivable - affiliates        12,922,000     12,922,000      5,704,000      5,704,000

Financial Liabilities:
   Interest payable                   $ 17,570,000   $ 17,570,000   $ 18,067,000   $ 18,067,000
   Note payable to Sodak                        --             --      2,499,000      2,499,000
   11.25% Senior Secured Notes         310,000,000    337,900,000    310,000,000    319,300,000
   Floating rate Senior Secured
      Notes                             50,000,000     51,000,000     50,000,000     51,375,000
   13% Shreveport First Mortgage
      Notes                            150,000,000    142,500,000    150,000,000    159,375,000
   13% Senior Secured Notes             40,078,000     36,075,000             --             --
   Note payable                                 --             --      1,913,000      1,913,000
   Equipment loans                         245,000        244,000      1,188,000      1,188,000
   Bank debt                               398,000        403,000      1,145,000      1,123,000
   Bank credit facility                    950,000        953,000         89,000         88,000
   Note payable - affiliate                     --             --      1,893,000      1,893,000
   Other debt                               27,000         29,000         33,000         33,000

(13) Unrestricted Subsidiaries (Unaudited)

     Under the terms of the indenture to the Senior Secured Notes (see Note 3(a)), certain subsidiaries and investees of HCC have been designated as "Unrestricted Subsidiaries." Unrestricted Subsidiaries generally do not provide credit support for the Senior Secured Notes and obligations of Unrestricted Subsidiaries are non-recourse to HCC. Unrestricted Subsidiaries of HCC during 2001 consisted of HCL and its subsidiaries; HWCC-Holdings, Inc.; and HWCC-Golf Course Partners, Inc. The following presentation summarizes the financial position and results of operations of the Company reflecting its

                  HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

Unrestricted Subsidiaries under the equity method of accounting. Such information is not intended to be a presentation in conformity with generally accepted accounting principles and is included for purposes of complying with certain reporting requirements as contained in the indenture to the Senior Secured Notes.

                             Condensed Balance Sheet
                                December 31, 2001
                             (amounts in thousands)

Current Assets:                                           Current Liabilities:
Cash and cash items                         $102,419   Current maturities of long-
Accounts receivable, net of allowance                    term debt and capital leases   $   2,050
  of $3,037                                    3,122   Accounts payable and accrued
Inventories                                    1,371     liabilities                       38,473
Prepaid expenses and other current assets      4,774   Other current liabilities            3,141
                                                                                        ---------
Due from affiliates                               40                                       43,664
                                            --------                                    ---------

                                             111,726   Long-term debt                     360,851
                                            --------                                    ---------

                                                       Capital lease obligations           16,554
Investment in and advances to                                                           ---------
  Unrestricted Subsidiaries                   18,245   Other noncurrent liabilities         7,100
                                            --------                                    ---------
Property and equipment, net of
  accumulated depreciation and                         Shareholders' deficit:
  amortization of $137,397                   180,865   Common stock                             3
                                            --------
                                                       Additional paid-in capital         217,727
Other Assets:                                          Accumulated deficit               (311,542)
                                                                                        ---------
Deferred finance costs                         7,466
Other assets                                  16,055                                      (93,812)
                                            --------                                    ---------
                                              23,521
                                            --------

                                            $334,357                                    $ 334,357
                                            ========                                    =========

                  HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                        Condensed Statement of Operations
                          Year Ended December 31, 2001
                             (amounts in thousands)

Net revenues                                               $317,066
                                                           --------
Expenses:
 Departmental expenses                                      214,318
 General and administrative                                  21,210
 Depreciation and amortization                               34,626
 Development                                                    603
 Executive compensation accrual                               2,848
 Recoveries on affiliate obligations                         (2,391)
                                                           --------

    Total expenses                                          271,214
                                                           --------

Income from operations                                       45,852
Non-operating expense, net                                  (38,446)
                                                           --------

Income before taxes and other item                            7,406
Income tax benefit                                            2,087
                                                           --------

Income before other item                                      9,493
Equity in losses of unrestricted subsidiaries               (38,243)
                                                           --------

Net loss                                                   $(28,750)
                                                           ========

                  HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

(14) Selected Quarterly Financial Data (Unaudited)

                                                                    Quarter
                                           ---------------------------------------------------------
                                              First          Second         Third          Fourth
                                           ------------   ------------   ------------   ------------
Year ended December 31, 2001:

Net revenues                               $116,290,000   $113,534,000   $116,511,000   $111,721,000
                                           ============   ============   ============   ============

(Loss) income before extraordinary item    $(11,705,000)  $(15,152,000)  $ (2,912,000)  $  1,862,000
                                           ============   ============   ============   ============

Net (loss) income                          $(11,705,000)  $(15,995,000)  $ (2,912,000)  $  1,862,000
                                           ============   ============   ============   ============

Basic and diluted (loss) income before
  extraordinary item per common share (1)  $       (.47)  $       (.61)  $       (.12)  $        .07
                                           ============   ============   ============   ============

Basic and diluted net (loss) income
  per common share (1)                     $       (.47)  $       (.64)  $       (.12)  $        .07
                                           ============   ============   ============   ============

Year ended December 31, 2000:

Net revenues                               $ 75,452,000   $ 76,084,000   $ 79,144,000   $ 80,775,000
                                           ============   ============   ============   ============

Net income (loss)                          $  2,812,000   $  2,233,000   $ 10,515,000   $ (7,265,000)
                                           ============   ============   ============   ============

Basic net income (loss) per
  common share (1)                         $        .11   $        .09   $        .42   $       (.29)
                                           ============   ============   ============   ============

Diluted net income (loss) per common
  share (1)                                $        .11   $        .08   $        .39   $       (.29)
                                           ============   ============   ============   ============

----------
(1) Earnings per share is calculated separately for each quarter and the full year. Accordingly, annual earnings per share will not necessarily equal the total of the interim periods.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholder of Hollywood Casino - Aurora, Inc.:

We have audited the accompanying balance sheets of Hollywood Casino - Aurora, Inc. (the Company and an Illinois corporation) as of December 31, 2001 and 2000, and the related statements of operations, changes in shareholder's equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements present fairly, in all material respects, the financial position of Hollywood Casino - Aurora, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP
Dallas, Texas
March 19, 2002

                         HOLLYWOOD CASINO - AURORA, INC.
                 (wholly owned by Hollywood Casino Corporation)

                                 BALANCE SHEETS
                                     ASSETS

                                                               December 31,
                                                      ----------------------------
                                                          2001            2000
                                                      ------------    ------------
Current Assets:
   Cash and cash equivalents                          $ 21,443,000    $ 21,164,000
   Accounts receivable, net of allowances
     of $849,000 and $942,000, respectively              1,202,000       1,188,000
   Inventories                                             803,000         997,000
   Deferred income taxes                                 1,995,000       1,958,000
   Due from affiliates                                     147,000         129,000
   Prepaid expenses and other current assets             1,327,000       1,033,000
                                                      ------------    ------------

     Total current assets                               26,917,000      26,469,000
                                                      ------------    ------------

Property and Equipment:
   Land improvements                                     3,167,000       3,167,000
   Buildings and improvements                           46,205,000      46,205,000
   Riverboats                                           42,365,000      42,377,000
   Operating equipment                                  43,999,000      42,996,000
   Construction in progress                             46,668,000       2,137,000
                                                      ------------    ------------

                                                       182,404,000     136,882,000
   Less - accumulated depreciation and amortization    (82,392,000)    (54,782,000)
                                                      ------------    ------------

     Net property and equipment                        100,012,000      82,100,000
                                                      ------------    ------------
Other Assets:
   Deferred income taxes                                   731,000              --
   Other assets                                          2,290,000       2,213,000
                                                      ------------    ------------

     Total other assets                                  3,021,000       2,213,000
                                                      ------------    ------------

                                                      $129,950,000    $110,782,000
                                                      ============    ============

              The accompanying notes to financial statements are an
                     integral part of these balance sheets.

                         HOLLYWOOD CASINO - AURORA, INC.
                 (wholly owned by Hollywood Casino Corporation)

                                 BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDER'S EQUITY

                                                                    December 31,
                                                             ----------------------------
                                                                 2001            2000
                                                             ------------    ------------
Current Liabilities:
   Current maturities of long-term debt
     and capital lease obligations                           $  1,464,000    $  1,847,000
   Accounts payable                                            11,125,000       1,659,000
   Accrued liabilities -
     Salaries and wages                                         3,515,000       2,819,000
     Interest                                                   2,041,000       1,756,000
     Gaming and other taxes                                     1,260,000       1,573,000
     Insurance                                                    501,000         746,000
     Other                                                      2,873,000       1,865,000
   Due to affiliates                                            1,532,000         482,000
   Other current liabilities                                    1,226,000       1,361,000
                                                             ------------    ------------

     Total current liabilities                                 25,537,000      14,108,000
                                                             ------------    ------------

Long-Term Debt                                                 81,249,000      66,405,000
                                                             ------------    ------------

Capital Lease Obligations                                      16,554,000      17,861,000
                                                             ------------    ------------

Deferred Income Taxes                                                  --       6,218,000
                                                             ------------    ------------

Commitments and Contingencies

Shareholder's Equity:
   Common stock, $.01 par value per share;
     2,000,000 shares authorized; 1,501,000
     shares issued and outstanding                                 15,000          15,000
   Additional paid-in capital                                  25,541,000      25,541,000
   Accumulated deficit                                        (18,946,000)    (19,366,000)
                                                             ------------    ------------

     Total shareholder's equity                                 6,610,000       6,190,000
                                                             ------------    ------------

                                                             $129,950,000    $110,782,000
                                                             ============    ============

              The accompanying notes to financial statements are an
                     integral part of these balance sheets.

                         HOLLYWOOD CASINO - AURORA, INC.
                 (wholly owned by Hollywood Casino Corporation)

                            STATEMENTS OF OPERATIONS

                                                     Year Ended December 31,
                                          --------------------------------------------
                                              2001            2000            1999
                                          ------------    ------------    ------------
Revenues:
   Casino                                 $231,832,000    $217,704,000    $190,608,000
   Food and beverage                        14,529,000      15,787,000      14,560,000
   Other                                     3,211,000       3,356,000       3,272,000
                                          ------------    ------------    ------------

                                           249,572,000     236,847,000     208,440,000
   Less - promotional allowances           (33,587,000)    (33,015,000)    (27,952,000)
                                          ------------    ------------    ------------

   Net revenues                            215,985,000     203,832,000     180,488,000
                                          ------------    ------------    ------------

Expenses:
   Casino                                  132,005,000     127,263,000     114,381,000
   Food and beverage                         5,498,000       5,021,000       4,829,000
   Other                                       961,000       1,079,000       1,114,000
   General and administrative                5,182,000       5,319,000      12,758,000
   Termination of management contract               --              --      37,000,000
   Depreciation and amortization            28,583,000       7,107,000       7,050,000
                                          ------------    ------------    ------------

     Total expenses                        172,229,000     145,789,000     177,132,000
                                          ------------    ------------    ------------

Income from operations                      43,756,000      58,043,000       3,356,000
                                          ------------    ------------    ------------

Non-operating income (expense):
   Interest income                             986,000       1,124,000         533,000
   Interest expense, net of capitalized
     interest of $1,203,000 in 2001         (8,001,000)     (9,034,000)     (6,145,000)
   Loss on disposal of assets                  (65,000)         (6,000)       (510,000)
                                          ------------    ------------    ------------

     Total non-operating expense, net       (7,080,000)     (7,916,000)     (6,122,000)
                                          ------------    ------------    ------------

Income (loss) before income taxes           36,676,000      50,127,000      (2,766,000)

Income tax provision                       (12,486,000)    (18,422,000)       (367,000)
                                          ------------    ------------    ------------

Net income (loss)                         $ 24,190,000    $ 31,705,000    $ (3,133,000)
                                          ============    ============    ============

              The accompanying notes to financial statements are an
                       integral part of these statements.

                         HOLLYWOOD CASINO - AURORA, INC.
                 (wholly owned by Hollywood Casino Corporation)

                  STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY
                   For the Three Years Ended December 31, 2001

                                                                     Retained
                                   Common Stock      Additional      Earnings
                               -------------------     Paid-in     (Accumulated
                                Shares      Amount     Capital        Deficit)
                               ---------   -------   -----------   -------------
BALANCES, January 1, 1999      1,501,000   $15,000   $25,541,000   $  3,164,000

   Net loss                           --        --            --     (3,133,000)
   Dividends                          --        --            --    (19,540,000)
                               ---------   -------   -----------   ------------

BALANCES, December 31, 1999    1,501,000    15,000    25,541,000    (19,509,000)

  Net income                          --        --            --     31,705,000
  Dividends                           --        --            --    (31,562,000)
                               ---------   -------   -----------   ------------

BALANCES, December 31, 2000    1,501,000    15,000    25,541,000    (19,366,000)

  Net income                          --        --            --     24,190,000
  Dividends                           --        --            --    (23,770,000)
                               ---------   -------   -----------   ------------

BALANCES, December 31, 2001    1,501,000   $15,000   $25,541,000   $(18,946,000)
                               =========   =======   ===========   ============

              The accompanying notes to financial statements are an
                        integral part of this statement.

                         HOLLYWOOD CASINO - AURORA, INC.
                 (wholly owned by Hollywood Casino Corporation)

                            STATEMENTS OF CASH FLOWS

                                                                                  Year Ended December 31,
                                                                       --------------------------------------------
                                                                           2001            2000            1999
                                                                       ------------    ------------    ------------
OPERATING ACTIVITIES:
   Net income (loss)                                                   $ 24,190,000    $ 31,705,000    $ (3,133,000)
   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
     Depreciation and amortization                                       28,583,000       7,107,000       7,050,000
     Provision for doubtful accounts                                        180,000         165,000         300,000
     Loss on disposal of assets                                              65,000           6,000         510,000
     Deferred income tax (benefit) provision                             (6,986,000)        640,000        (203,000)
     Increase in accounts receivable                                       (194,000)       (361,000)       (169,000)
     Increase (decrease) in accounts payable and accrued liabilities     10,897,000        (261,000)      2,020,000
     Net change in affiliate balances                                     1,032,000       2,091,000      (3,419,000)
     Net change in other current assets and liabilities                    (235,000)       (545,000)        504,000
     Net change in other noncurrent assets and liabilities                  (77,000)         17,000         (57,000)
                                                                       ------------    ------------    ------------

   Net cash provided by operating activities                             57,455,000      40,564,000       3,403,000
                                                                       ------------    ------------    ------------

INVESTING ACTIVITIES:
   Purchases of property and equipment                                  (46,610,000)     (8,200,000)     (5,109,000)
   Proceeds from sale of assets                                              50,000           8,000          17,000
                                                                       ------------    ------------    ------------

   Net cash used in investing activities                                (46,560,000)     (8,192,000)     (5,092,000)
                                                                       ------------    ------------    ------------

FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt                              15,000,000              --      66,757,000
   Repayments of long-term debt                                            (747,000)       (807,000)    (32,205,000)
   Payments on capital lease obligations                                 (1,099,000)       (987,000)       (893,000)
   Dividends                                                            (23,770,000)    (31,562,000)    (19,540,000)
                                                                       ------------    ------------    ------------

   Net cash (used in) provided by financing activities                  (10,616,000)    (33,356,000)     14,119,000
                                                                       ------------    ------------    ------------

   Net increase (decrease) in cash and cash equivalents                     279,000        (984,000)     12,430,000

   Cash and cash equivalents at beginning of year                        21,164,000      22,148,000       9,718,000
                                                                       ------------    ------------    ------------

   Cash and cash equivalents at end of year                            $ 21,443,000    $ 21,164,000    $ 22,148,000
                                                                       ============    ============    ============

              The accompanying notes to financial statements are an
                       integral part of these statements.

                         HOLLYWOOD CASINO - AURORA, INC.
                 (wholly owned by Hollywood Casino Corporation)

                          NOTES TO FINANCIAL STATEMENTS

(1)  Organization and Business

     Hollywood Casino - Aurora, Inc. ("HCA") is an Illinois corporation and a wholly owned subsidiary of Hollywood Casino Corporation ("HCC"), a Delaware corporation. HCA was organized and incorporated during December 1990 for the purpose of developing and holding the ownership interest in a riverboat gaming operation located in Aurora, Illinois (the "Aurora Casino") and was acquired by HCC in May 1992 through the issuance of HCC stock.

     Prior to February 15, 2002, the Aurora Casino conducted its gaming operations on two, four-level riverboats having a combined casino space of approximately 32,000 square feet. In March 2001, the Aurora Casino began construction of a major expansion, highlighted by the construction of a new dockside facility to replace the Aurora Casino's two riverboats. The first half of the dockside facility and a new casino entrance were completed and opened on February 15, 2002. The second half of the dockside casino, together with a new buffet and parking facility are expected to open in June 2002. The estimated total project cost is approximately $78,200,000, of which approximately $44.6 million has been spent through December 31, 2001. Until the second half of the dockside casino is completed, the Aurora Casino will continue to operate the larger of its two existing riverboat casinos. The combined dockside facility will have 53,000 square feet of gaming space on a single level. Ticketing, food service, passenger waiting, and various administrative functions are housed in an adjacent four-level pavilion. The Aurora Casino also currently includes two parking structures with approximately 1,340 parking spaces. HCA was responsible for the design and construction of the parking garages; however, it leases the facilities under long-term lease agreements. The leases are treated as capital leases for financial reporting purposes (see Note 4).

     The Aurora Casino commenced operations on June 17, 1993. HCA's current Owner's License was renewed by the Illinois Gaming Board in December 2000 for a period of four years to December 2004. Gaming taxes imposed by the state of Illinois are determined using a graduated tax rate applied to the licensee's gaming revenues. HCA expenses such gaming taxes based on its anticipated annual effective tax rate.

     HCA estimates that a significant amount of the Aurora Casino's revenues are derived from patrons living in the Chicago area and surrounding northern and western suburbs. The Aurora Casino faces intense competition from other riverboat gaming operations in Illinois and Indiana which serve the Chicago area and management believes that this competition will continue in the future.

(2)  Summary of Significant Accounting Policies

     The significant accounting policies followed in the preparation of the accompanying financial statements are discussed below. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                         HOLLYWOOD CASINO - AURORA, INC.
                 (wholly owned by Hollywood Casino Corporation)

                    NOTES TO FINANCIAL STATEMENTS (Continued)

Casino revenues, promotional allowances and departmental expenses -

     HCA recognizes the net win from gaming activities (the difference between gaming wins and losses) as casino revenues. Casino revenues are net of accruals for anticipated payouts of progressive jackpots. Such anticipated jackpot payouts are reflected as other accrued liabilities on the accompanying balance sheets.

     Promotional allowances consist of (1) the estimated value of food and beverage and other items provided to customers without charge and (2) the "cash back" feature of customer loyalty programs. The estimated value of complimentaries has been included in revenues on the accompanying statements of operations and a corresponding amount has been deducted as promotional allowances. During 2001, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached consensuses requiring that the "cash-back" feature of customer loyalty programs also be reported as a reduction to revenues rather than as an operating expense. Accordingly, all such costs for the current and prior year periods have been reported on the accompanying statements of operations as promotional allowances instead of casino expenses as previously reported. This change results only in a reclassification within the statements of operations and does not affect income from operations or net income (loss). Promotional allowances for the years ended December 31, 2001, 2000 and 1999 consist of the following:

                                        2001            2000            1999
                                     -----------     -----------     -----------
Complimentaries:
    Food and beverage                $ 9,214,000     $10,535,000     $ 9,448,000
    Other                              1,866,000       1,936,000       1,742,000
Customer loyalty programs             22,507,000      20,544,000      16,762,000
                                     -----------     -----------     -----------

                                     $33,587,000     $33,015,000     $27,952,000
                                     ===========     ===========     ===========

     The costs of complimentaries have been included as casino expenses on the accompanying statements of operations. Costs of complimentaries allocated from the food and beverage and other operating departments to the casino department during the years ended December 31, 2001, 2000 and 1999 are as follows:

                                        2001            2000            1999
                                     -----------     -----------     -----------

    Food and beverage                $10,622,000     $11,244,000     $ 9,903,000
    Other                                949,000       1,062,000         956,000
                                     -----------     -----------     -----------

                                     $11,571,000     $12,306,000     $10,859,000
                                     ===========     ===========     ===========

Cash and cash equivalents -

     Cash and cash equivalents are generally comprised of cash and investments with original maturities of three months or less, such as treasury bills and fixed repurchase agreements.

                         HOLLYWOOD CASINO - AURORA, INC.
                 (wholly owned by Hollywood Casino Corporation)

                    NOTES TO FINANCIAL STATEMENTS (Continued)

Allowance for doubtful accounts -

     The allowance for doubtful accounts is maintained at a level considered adequate to provide for possible future losses. Provisions for doubtful accounts amounting to $180,000, $165,000 and $300,000, respectively, were made during the years ended December 31, 2001, 2000 and 1999.

Inventories -

     Inventories are stated at the lower of cost (on a first-in, first-out basis) or market.

Property and equipment -

     Property and equipment have been recorded at cost and are being depreciated, except as noted below, utilizing the straight-line method over the estimated useful lives of the assets as follows:

Land improvements                                         20 years
Buildings, riverboats and improvements                 25-40 years
Operating equipment                                      3-7 years

     Upon committing to proceed with the Aurora Casino expansion project (see
Note 1), management conducted a review of its long-lived assets for possible impairment. Based on the undiscounted cash flows anticipated to be earned during the construction period, management concluded that no impairment of the Aurora Casino's assets existed and no write down of its assets was required. The Aurora Casino prospectively adjusted the remaining useful lives of its existing riverboats and other fixed assets being replaced to reduce the recorded net book value of such assets ($10.7 million at December 31, 2001) to their estimated net realizable value at the time they will be removed from service. Consequently, depreciation expense during the year ended December 31, 2001 subsequent to the commencement of the expansion project increased by $21,543,000; such additional depreciation is expected to amount to approximately $10.7 million during 2002.

Long-lived assets -

     Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. HCA does not believe that any such events or changes occurred during the year ended December 31, 2001 except as noted above under the caption "Property and Equipment".

Accrued insurance -

     HCA is self insured for a portion of its general liability and other liability exposures. Accrued insurance includes estimates of such accrued liabilities based on an evaluation of the merits of individual claims and historical claims experience; accordingly, HCA's ultimate liability may differ from the amounts accrued.

                         HOLLYWOOD CASINO - AURORA, INC.
                 (wholly owned by Hollywood Casino Corporation)

                    NOTES TO FINANCIAL STATEMENTS (Continued)

Employee stock options -

     HCA has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 allows an entity to continue to measure compensation cost for employee stock-based compensation using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("Opinion 25"). Entities electing to remain with the accounting under Opinion 25 are required to make pro forma disclosures of net income as if the fair value based method of accounting under SFAS 123 had been applied. HCA has elected to account for employee-based compensation under Opinion 25 with the requisite additional disclosures included in Note 10.

Income taxes -

     HCA is included in HCC's consolidated federal income tax return. Pursuant to agreements between HCC and HCA, HCA's provision for federal income taxes is based on the amount of tax which would be provided if a separate federal income tax return were filed. HCA paid $18,088,000, $13,982,000 and $1,182,000 to HCC in connection with its current federal tax provisions for the years ended December 31, 2001, 2000 and 1999, respectively. For the years ended December 31, 2001, 2000 and 1999, HCA paid state income taxes of $9,000, $2,503,000 and $878,000, respectively.

Recent Accounting Pronouncements -

     In June 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations" ("SFAS 141") and Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. SFAS 142 establishes new standards for goodwill acquired in a business combination and requires that goodwill and other intangible assets be periodically reviewed for impairment rather than being amortized. SFAS 142 is effective for fiscal years beginning after December 15, 2001 with earlier application permitted. HCA does not expect the adoption to have a material effect on its financial statements.

     The Financial Accounting Standards Board issued Statement No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") in June 2001 and Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") in August 2001. SFAS 143 addresses reporting for obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. SFAS 143 is effective for fiscal years beginning after June 15, 2002 with earlier application permitted. SFAS 144 supercedes earlier guidance with respect to such accounting and is effective for fiscal years beginning after December 15, 2001. HCA does not expect the adoption of SFAS 143 and SFAS 144 to have a material effect on its financial statements.

Reclassifications -

     Certain reclassifications have been made to the prior years' financial statements to conform to the 2001 financial statement presentation.

                         HOLLYWOOD CASINO - AURORA, INC.
                 (wholly owned by Hollywood Casino Corporation)

                    NOTES TO FINANCIAL STATEMENTS (Continued)

(3)  Long-Term Debt and Pledge of Assets

     HCA's long-term indebtedness consists of the following:

                                                   December 31,     December 31,
                                                      2001              2000
                                                   ------------     ------------

11.25% Promissory note to HCC, due on
  May 1, 2007 (a)                                  $81,007,000      $66,007,000
Promissory notes to bank (b)                           398,000        1,145,000
                                                   -----------      -----------

Total indebtedness                                  81,405,000       67,152,000
Less - current maturities                             (156,000)        (747,000)
                                                   -----------      -----------

Total long-term debt                               $81,249,000      $66,405,000
                                                   ===========      ===========
----------
(a) The intercompany note was issued as of May 19, 1999 and accrues interest at the rate of 11.25% per annum. The initial borrowing on the note in the amount of $29,007,000 replaced a previous intercompany note with HCC which accrued interest at the rate of 12.75% per annum. During October 1999, HCA borrowed an additional $37,000,000 from HCC under the note agreement to acquire and terminate its management contract (see Note 6). During 2001, HCA borrowed an additional $15,000,000 from HCC under the note agreement in connection with the Aurora Casino expansion project (see Note 1). HCA may borrow up to a total of $108,000,000 under the intercompany note agreement. Interest on advances is payable each October 15 and April 15. The intercompany note is pledged as security with respect to HCC's $360,000,000 Senior Secured Notes due in 2006 and 2007. HCA is not a guarantor of HCC's indebtedness; however, the indebtedness is secured, in part, by a lien on substantially all of the assets of HCA and by a pledge of the capital stock of HCA. The lien is limited to the outstanding principal amount on the intercompany note to HCC.

(b) During September 1998, HCA entered into a bank loan agreement to borrow up to $2,000,000 on an unsecured basis. Borrowings under the agreement were payable in 36 monthly installments of $62,000 including interest at the rate of 7.5% per annum. The outstanding borrowings were repaid in 2001.

     During May 1999, HCA borrowed an additional $750,000 from the bank on an unsecured basis. The loan is payable in 60 monthly installments of $15,000 including interest at the rate of 7.5% per annum. The outstanding borrowing was repaid in March 2002.

                         HOLLYWOOD CASINO - AURORA, INC.
                 (wholly owned by Hollywood Casino Corporation)

                    NOTES TO FINANCIAL STATEMENTS (Continued)

     As of December 31, 2001, future maturities of long-term debt are as follows:

2002                                             $   156,000
2003                                                 168,000
2004                                                  74,000
2005                                                      --
2006                                                      --
Thereafter                                        81,007,000
                                                 -----------

                                                 $81,405,000
                                                 ===========

     Interest paid, net of amounts capitalized in 2001, for the years ended December 31, 2001, 2000 and 1999 amounted to $7,716,000, $9,047,000 and
$5,434,000, respectively.

(4)  Leases

     Capital Leases -

     HCA leases two parking garages under capital lease agreements. The first lease has an initial 30-year term ending in June 2023 with the right to extend the term under renewal options for an additional 67 years. Rental payments through June 2012 equal the City of Aurora's financing costs related to its general obligation bond issue used to finance the construction of the parking garage. The general obligation bond issue includes interest at rates between 7% and 7.625% per annum. The second lease has an initial term ending in September 2026 with the right to extend the lease for up to 20 additional years. Rental payments during the first 15 years equal the lessor's debt service costs related to the industrial revenue bond issue used to finance a portion of the construction costs of the parking garage. The remaining construction costs were funded by HCA. In addition, HCA pays base rent equal to $15,000 per month, subject to a credit of $10,000 per month which expired in October 2001, for improvements made to the lessor's North Island Center banquet and meeting facilities. HCA is also responsible for additional rent, consisting of costs such as maintenance costs, insurance premiums and utilities, arising out of its operation of both parking garages.

     The original cost of HCA's parking garages is included in buildings and improvements on the accompanying balance sheets at both December 31, 2001 and 2000 in the amount of $27,358,000. Amortization expense with respect to these assets amounted to $909,000 during each of the years ended December 31, 2001, 2000 and 1999. Accumulated amortization at December 31, 2001 and 2000 with respect to these assets amounted to $8,543,000 and $7,634,000, respectively.

                         HOLLYWOOD CASINO - AURORA, INC.
                 (wholly owned by Hollywood Casino Corporation)

                    NOTES TO FINANCIAL STATEMENTS (Continued)

     Future minimum lease payments under capital lease obligations as of December 31, 2001 are as follows:

2002                                                         $ 2,643,000
2003                                                           2,660,000
2004                                                           2,677,000
2005                                                           2,710,000
2006                                                           2,712,000
Thereafter                                                    13,318,000
                                                             -----------

Total minimum lease payments                                  26,720,000
Less - amount representing interest                           (8,858,000)
                                                             -----------

Present value of future minimum lease payments                17,862,000
Current capital lease obligation                              (1,308,000)
                                                             -----------

Long-term capital lease obligation                           $16,554,000
                                                             ===========

Operating Leases -

     HCA also leases property and operating equipment under various lease agreements accounted for as operating leases. Although most of the lease agreements are either cancellable or have initial terms of one year or less, certain other lease agreements expire at various dates through the year 2008 and several contain automatic renewals unless notice of termination is given. Some of the operating leases also include contingent rental payments based on levels of use; such contingent rentals have not been significant. Total rental expense amounted to $1,994,000, $1,526,000 and $1,084,000, respectively, during the years ended December 31, 2001, 2000 and 1999.

     Future minimum lease payments as of December 31, 2001 under operating leases having an initial or remaining noncancelable lease term in excess of one year are as follows:

2002                                                          $159,000
2003                                                           134,000
2004                                                           125,000
2005                                                           120,000
2006                                                           120,000
Thereafter                                                     239,000
                                                              --------

                                                              $897,000
                                                              ========

                         HOLLYWOOD CASINO - AURORA, INC.
                 (wholly owned by Hollywood Casino Corporation)

                    NOTES TO FINANCIAL STATEMENTS (Continued)

(5)  Income Taxes

     HCA's provision for income taxes consists of the following:

                                          Year Ended December 31,
                                -------------------------------------------
                                    2001            2000           1999
                                ------------    ------------    -----------
Current (provision) benefit:
 Federal                        $(19,273,000)   $(15,830,000)   $   659,000
 State                              (199,000)     (1,952,000)    (1,229,000)
Deferred benefit (provision):
 Federal                           6,506,000        (556,000)       158,000
 State                               480,000         (84,000)        45,000
                                ------------    ------------    -----------

                                $(12,486,000)   $(18,422,000)   $  (367,000)
                                ============    ============    ===========

     A reconciliation between the calculated tax provision on income based on the statutory rates in effect and the effective tax rates for the years ended December 31, 2001, 2000 and 1999 follows:

                                                       Year Ended December 31,
                                             -----------------------------------------
                                                 2001            2000          1999
                                             ------------    ------------    ---------
Calculated income tax (provision)
 benefit at statutory rate                   $(12,837,000)   $(17,043,000)   $ 940,000
State income taxes, net of federal benefit        183,000      (1,344,000)    (781,000)
Political contributions and lobbying costs        (42,000)        (47,000)     (53,000)
Adjustments to prior years                        213,000              --     (430,000)
Other                                              (3,000)         12,000      (43,000)
                                             ------------    ------------    ---------
Tax provision as shown on statements
  of operations                              $(12,486,000)   $(18,422,000)   $(367,000)
                                             ============    ============    =========

     Deferred taxes are computed based on the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities, using enacted tax rates. Deferred income taxes result primarily from the use of the allowance method rather than the direct write-off method for doubtful accounts, the use of accelerated methods of depreciation for federal income tax purposes and differences in the timing of deductions taken between tax and financial reporting purposes for other accruals.

                         HOLLYWOOD CASINO - AURORA, INC.
                 (wholly owned by Hollywood Casino Corporation)

                    NOTES TO FINANCIAL STATEMENTS (Continued)

     The components of HCA's net deferred tax liability are as follows:

                                                  December 31,
                                            -------------------------
                                               2001          2000
                                            ----------    -----------
Deferred tax assets:
  Allowance for doubtful accounts           $  298,000    $   345,000
  Other liabilities and reserves             1,697,000      1,613,000
  Depreciation and amortization                634,000             --
  Other                                         97,000        134,000
                                            ----------    -----------

    Total deferred tax assets                2,726,000      2,092,000
                                            ----------    -----------

Deferred tax liabilities:
  Depreciation and amortization                     --     (6,352,000)
                                            ----------    -----------

Net deferred tax asset (liability)          $2,726,000    $(4,260,000)
                                            ==========    ===========

     Receivables and payables to HCC in connection with the aforementioned tax allocation agreements at December 31, 2001 and 2000 are as follows:

                                                 December 31,
                                        -----------------------------
                                           2001              2000
                                        -----------       -----------
Deferred tax assets                     $ 1,986,000       $ 1,745,000
Other noncurrent assets                     727,000                --
Due from affiliates                              --            95,000
Due to affiliates                        (1,090,000)               --
Deferred tax liabilities                         --        (5,538,000)

     The Internal Revenue Service recently completed its examination of the consolidated federal income tax returns of HCC for the years 1993 through 1998 in which HCA was included. The intercompany tax obligation under the tax sharing agreement and the net deferred tax asset (liability) have been adjusted to reflect the results of such examination.

(6)  Transactions with Related Parties

     Pursuant to a management services agreement which was terminated in October 1999 (see below), HCA paid base management and incentive fees to Pratt Management, L.P. ("PML"), a limited partnership. HCC was the general partner of PML; the limited partner of PML was a wholly owned subsidiary of Greate Bay Casino Corporation ("Greate Bay"), a Delaware corporation which is approximately 36%-owned by the Pratt Family. The base management fee was equal to 5% of operating revenues (as defined in the agreement) subject to a maximum of $5,500,000 in any consecutive twelve

                         HOLLYWOOD CASINO - AURORA, INC.
                 (wholly owned by Hollywood Casino Corporation)

                    NOTES TO FINANCIAL STATEMENTS (Continued)

month period. The incentive fee was equal to 10% of gross operating profit (as defined in the agreement to generally include all revenues less expenses other than depreciation, interest, amortization and income taxes). HCA incurred such fees totaling $7,730,000 during the period from January 1, 1999 through the October 13, 1999 termination date.

     During October 1999, HCC acquired the Greate Bay subsidiary which held the limited partnership interest in PML. HCA borrowed an additional $37,000,000 under its intercompany note with HCC (see Note 3) to acquire and terminate the management contract. Accordingly, as of October 13, 1999, HCA no longer paid a management fee. HCA reflected the $37,000,000 payment to terminate the management contract as an expense during 1999.

     HCA incurred interest with respect to its promissory note payable to HCC (see Note 3) amounting to $7,548,000, $7,426,000 and $4,424,000, respectively, for the years ended December 31, 2001, 2000 and 1999. Interest payable to HCC on such note amounted to $1,690,000 and $1,568,000, respectively, at December 31, 2001 and 2000 and is included in accrued interest payable on the accompanying balance sheets.

     HCA has acquired computer software and hardware from an entity which, prior to March 2002, was a subsidiary of Greate Bay. HCA entered into a new maintenance and support agreement with the Greate Bay subsidiary effective as of January 1, 2000 which provides for a monthly fee of $13,000 (subject to change upon 60 days written notice) plus additional services at rates charged by the Greate Bay subsidiary to third parties. The agreement has an initial term of one year with automatic annual renewals unless notice of termination is given. In addition, HCA has been allocated certain other expenses from HCC and Greate Bay and is reimbursed by HCC and Greate Bay for certain administrative and other services it performs on their behalf. Such transactions resulted in net charges to HCA during the years ended December 31, 2001, 2000 and 1999 totaling $1,451,000, $776,000 and $504,000, respectively. At December 31, 2001 and 2000,
HCA had net payables of $335,000 and $89,000, respectively, in connection with such charges.

(7)  Illinois Regulatory Matters

     Riverboat gaming operations in Illinois are subject to regulatory control by the Illinois Gaming Board. Illinois law requires that HCA maintain its Owners' License in order to operate. HCA's Owner's License was renewed in December 2000 for a period of four years. If it were determined that gaming laws were violated by a licensee, the gaming licenses held by each licensee could be limited, conditioned, suspended, or revoked. In addition, the licensees and other persons involved could be subject to substantial fines. Limitation or conditioning or suspension of any gaming license could, and revocation would, have a materially adverse affect on the operations of HCA.

(8)  Commitments and Contingencies

     HCA is a party in various legal proceedings with respect to the conduct of casino operations. Although a possible range of loss can not be estimated, in the opinion of management, based upon the advice of counsel, settlement or resolution of the proceedings should not have a material adverse impact on the financial position or results of operations of HCA.

                         HOLLYWOOD CASINO - AURORA, INC.
                 (wholly owned by Hollywood Casino Corporation)

                    NOTES TO FINANCIAL STATEMENTS (Continued)

(9)  Employee Retirement Savings Plan

     HCA participates in a retirement savings plan under Section 401(k) of the Internal Revenue Code sponsored by HCC which covers all of its employees who meet certain eligibility requirements as to age and period of employment. The plan allows employees to contribute up to 15% of their salary on a pre-tax basis (subject to statutory limitations) and invest such monies in a choice of mutual funds on a tax-deferred basis. HCA matches a portion of the participating employees' contributions to the plan and may, from time to time, make additional discretionary contributions. For the years ended December 31, 2001, 2000 and 1999, HCA expensed $417,000, $304,000 and $397,000, respectively, as company contributions to the plan.

(10) Stock Option Plan

     Certain HCA employees have been granted stock options to acquire common stock of HCC under the Hollywood Casino Corporation 1996 Long-Term Incentive Plan (the "1996 Plan"). The 1996 Plan provides for the granting of nonqualified stock options and incentive stock options that are intended to qualify for the special tax treatment under the Internal Revenue Code and also provides for the granting of restricted stock. The 1996 Plan provides for the granting of 3,000,000 shares of Class A Common Stock of which 261,480 remain available for future grant as of December 31, 2001.

     The 1996 Plan is administered by a committee of HCC's Board of Directors. Options granted under the 1996 Plan become vested at the discretion of the Committee of the Board of Directors (however, vesting for employees who are executive officers, directors or 10% or greater shareholders of the company may not be less than six months) and may be exercised for a period of not more than ten years (five years in the case of incentive stock options) from the date of grant. No more than 500,000 shares may be awarded to any individual during any fiscal year and incentive stock options are subject to a $100,000 calendar year limitation. All options granted through December 31, 2001 under the 1996 Plan have been granted at an exercise price equal to the fair market value as of the date of the grant. As of December 31, 2001, options to purchase 62,000 shares remain outstanding to employees of HCA, of which approximately 52% are at an exercise price of $1.25 per share; 28% are at exercise prices of between $7.00 and $9.03 per share and 20% are at an exercise price of $11.00 per share. Such options outstanding have a weighted average exercise price of $5.33 per share a remaining weighted average contractual life of 97 months.

                         HOLLYWOOD CASINO - AURORA, INC.
                 (wholly owned by Hollywood Casino Corporation)

                    NOTES TO FINANCIAL STATEMENTS (Continued)

     The following table sets forth the activity of the 1996 Plan with respect to HCA employees:

                                            Year Ended December 31,
                         ------------------------------------------------------------
                                2001                 2000                 1999
                         ------------------   ------------------   ------------------
                                   Weighted             Weighted             Weighted
                                   Average              Average              Average
                                   Exercise             Exercise             Exercise
                         Options    Price     Options    Price     Options    Price
                         -------   --------   -------   --------   -------   --------
Outstanding options at
   beginning of year     52,000     $3.87     47,500     $ 1.25         --    $  --
   Options cancelled         --        --     (7,500)      1.25    (20,000)    1.25
   Options granted       15,000      9.03     15,000      10.33     67,500     1.25
   Options exercised     (5,000)     1.25     (3,000)      1.25         --       --
                         ------     -----     ------     ------    -------    -----
Outstanding options
   at end of year        62,000     $5.33     52,000     $ 3.87     47,500    $1.25
                         ======     =====     ======     ======    =======    =====
Exercisable options
   at end of year        19,000     $2.68     13,000     $ 1.25      9,500    $1.25

     HCA has elected to apply Opinion 25 with respect to accounting for options to its employees. Based on such election, no compensation expense has been recognized in the accompanying consolidated financial statements as a result of the granting of stock options. Had compensation expense been determined consistent with SFAS 123, net income (net of income taxes) for the years ended December 31, 2001 and 2000 would have decreased by approximately $31,000 and $7,000, respectively, and net loss (net of income taxes) for the year ended December 31, 1999 would have increased by approximately $4,000.

     The fair value of each option grant was estimated on the date of grant using a method approximating the Black-Scholes option pricing model. The assumptions applied are set forth below:

                                                  Year Ended December 31,
                                               ------------------------------
                                                 2001       2000      1999
                                               --------   --------   --------
Risk free interest rate                             5.5%       6.8%       4.8%
Dividend yield                                       --         --         --
Expected life                                   5 years    5 years    5 years
Volatility                                         58.6%      69.9%      54.8%
Weighted average fair value                    $   3.78   $   4.93   $    .48

(11) Disclosures About Fair Value of Financial Instruments

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

     Cash and cash equivalents - The carrying amounts approximate fair value
     -------------------------
because of the short maturity of these instruments.

                         HOLLYWOOD CASINO - AURORA, INC.
                 (wholly owned by Hollywood Casino Corporation)

                    NOTES TO FINANCIAL STATEMENTS (Continued)

     Interest payable - The carrying amount of interest payable approximates
     ----------------
fair value because of the short maturity of the obligation.

     Long-term debt - The fair value of HCA's long-term debt is estimated based
     --------------
on either the quoted market price of the underlying debt issue or on the discounted cash flow of future payments utilizing current interest rates available to HCA for debt of similar remaining maturities.

     The estimated carrying amounts and fair values of HCA's financial instruments are as follows:

                                 December 31, 2001           December 31, 2000
                             -------------------------   -------------------------
                              Carrying                    Carrying
                               Amount      Fair Value       Amount     Fair Value
                             -----------   -----------   -----------   -----------
Financial Assets:
  Cash and cash
    equivalents              $21,443,000   $21,443,000   $21,164,000   $21,164,000

Financial Liabilities:
  Interest payable           $ 2,041,000   $ 2,041,000   $ 1,756,000   $ 1,756,000
  11.25% promissory note      81,007,000    87,510,000    66,007,000    67,964,000
  Promissory notes to bank       398,000       403,000     1,145,000     1,123,000

(12) Selected Quarterly Financial Data (Unaudited)

                                                     Quarter
                               -----------------------------------------------------
                                  First        Second         Third        Fourth
                               -----------   -----------   -----------   -----------
Year Ended December 31, 2001
   Net revenues                $53,355,000   $52,522,000   $54,300,000   $55,808,000
                               ===========   ===========   ===========   ===========

   Net income                  $ 7,552,000   $ 4,663,000   $ 5,578,000   $ 6,397,000
                               ===========   ===========   ===========   ===========
Year Ended December 31, 2000
   Net revenues                $50,647,000   $51,564,000   $52,796,000   $48,825,000
                               ===========   ===========   ===========   ===========

   Net income                  $ 8,229,000   $ 7,796,000   $ 8,687,000   $ 6,993,000
                               ===========   ===========   ===========   ===========

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholder of HWCC - Tunica, Inc.:

We have audited the accompanying consolidated balance sheets of HWCC - Tunica, Inc. (the Company and a Texas Corporation) and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in shareholder's equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of HWCC - Tunica, Inc. and subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP
Dallas, Texas
March 19, 2002

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (wholly owned by Hollywood Casino Corporation)

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                 December 31,
                                                         ---------------------------
                                                             2001           2000
                                                         ------------   ------------
Current Assets:
   Cash and cash equivalents                             $ 19,922,000   $ 16,038,000
   Accounts receivable, net of allowances of
      $2,188,000 and $1,636,000, respectively               1,822,000      3,295,000
   Inventories                                                568,000        780,000
   Deferred income taxes                                      679,000      1,403,000
   Prepaid expenses and other current assets                1,052,000      1,182,000
   Due from affiliates                                         58,000        163,000
                                                         ------------   ------------

      Total current assets                                 24,101,000     22,861,000
                                                         ------------   ------------

Property and Equipment:
   Land and improvements                                    4,808,000      4,808,000
   Buildings                                               76,946,000     76,701,000
   Barges                                                   2,524,000      2,524,000
   Operating equipment                                     49,554,000     47,019,000
   Construction in progress                                   474,000         91,000
                                                         ------------   ------------

                                                          134,306,000    131,143,000
      Less - accumulated depreciation and amortization    (54,168,000)   (49,408,000)
                                                         ------------   ------------

   Net property and equipment                              80,138,000     81,735,000
                                                         ------------   ------------

Other Assets:
   Land rights                                              6,639,000      6,843,000
   Other assets                                             4,195,000      4,667,000
                                                         ------------   ------------

     Total other assets                                    10,834,000     11,510,000
                                                         ------------   ------------

                                                         $115,073,000   $116,106,000
                                                         ============   ============

   The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (wholly owned by Hollywood Casino Corporation)

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDER'S EQUITY

                                                      December 31,
                                              ----------------------------
                                                   2001           2000
                                              -------------   ------------
Current Liabilities:
   Current maturities of long-term debt       $     586,000   $  1,032,000
   Accounts payable                                 911,000      1,829,000
   Accrued liabilities -
      Salaries and wages                          1,988,000      1,792,000
      Interest                                      437,000        437,000
      Gaming and other taxes                      1,282,000      1,473,000
      Insurance                                   2,194,000      1,986,000
      Other                                       2,907,000      2,856,000
   Due to affiliates                                695,000         61,000
   Other current liabilities                      1,812,000      1,375,000
                                              -------------   ------------

   Total current liabilities                     12,812,000     12,841,000
                                              -------------   ------------

Long-Term Debt                                   87,983,000     87,619,000
                                              -------------   ------------

Deferred Income Taxes                               679,000             --
                                              -------------   ------------
Commitments and Contingencies

Shareholder's Equity:
   Common stock, $.01 par value
      per share; 100,000 shares authorized;
      1,000 shares issued and outstanding                --             --
   Additional paid-in capital                    22,637,000     22,637,000
   Accumulated deficit                           (9,038,000)    (6,991,000)
                                              -------------   ------------

      Total shareholder's equity                 13,599,000     15,646,000
                                              -------------   ------------

                                              $ 115,073,000   $116,106,000
                                              =============   ============

   The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (wholly owned by Hollywood Casino Corporation)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     Year Ended December 31,
                                          --------------------------------------------
                                              2001            2000            1999
                                          ------------    ------------    ------------
Revenues:
   Casino                                 $107,191,000    $108,529,000    $102,312,000
   Rooms                                    12,506,000      10,690,000      10,457,000
   Food and beverage                        16,802,000      16,656,000      15,274,000
   Other                                     1,762,000       1,462,000       1,542,000
                                          ------------    ------------    ------------

                                           138,261,000     137,337,000     129,585,000
   Less - promotional allowances           (40,058,000)    (37,468,000)    (32,941,000)
                                          ------------    ------------    ------------

      Net revenues                          98,203,000      99,869,000      96,644,000
                                          ------------    ------------    ------------

Expenses:
   Casino                                   70,594,000      69,865,000      65,402,000
   Rooms                                       908,000       1,102,000       1,161,000
   Food and beverage                         3,488,000       3,897,000       3,704,000
   Other                                       864,000         791,000       1,137,000
   General and administrative                5,567,000       5,173,000       5,679,000
   Termination of consulting agreement              --              --       3,329,000
   Depreciation and amortization             5,823,000       5,841,000       7,066,000
                                          ------------    ------------    ------------

      Total expenses                        87,244,000      86,669,000      87,478,000
                                          ------------    ------------    ------------

Income from operations                      10,959,000      13,200,000       9,166,000
                                          ------------    ------------    ------------

Non-operating income (expenses):
   Interest income                             299,000         280,000         340,000
   Interest expense                         (9,933,000)    (10,019,000)    (10,308,000)
   Equity in losses of unconsolidated
      affiliate                               (183,000)        (55,000)       (141,000)
   Gain (loss) on disposal of assets            27,000           5,000         (57,000)
                                          ------------    ------------    ------------

      Total non-operating expenses, net     (9,790,000)     (9,789,000)    (10,166,000)
                                          ------------    ------------    ------------

Income (loss) before income taxes            1,169,000       3,411,000      (1,000,000)
Income tax (provision) benefit              (3,216,000)       (375,000)        323,000
                                          ------------    ------------    ------------

Net (loss) income                         $ (2,047,000)   $  3,036,000    $   (677,000)
                                          ============    ============    ============

   The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (wholly owned by Hollywood Casino Corporation)

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY
                   For the Three Years Ended December 31, 2001

                                Common Stock     Additional
                              ---------------     Paid-in       Accumulated
                              Shares   Amount     Capital         Deficit
                              ------   ------   ------------    ------------
BALANCES, January 1, 1999      1,000     $--    $ 34,637,000    $ (9,350,000)

   Net loss                       --      --              --        (677,000)
   Dividends                      --      --     (12,000,000)             --
                               -----     ---    ------------    ------------

BALANCES, December 31, 1999    1,000      --      22,637,000     (10,027,000)

   Net income                     --      --              --       3,036,000
                               -----     ---    ------------    ------------

BALANCES, December 31, 2000    1,000      --      22,637,000      (6,991,000)

   Net loss                       --      --              --      (2,047,000)
                               -----     ---    ------------    ------------

BALANCES, December 31, 2001    1,000     $--    $ 22,637,000    $ (9,038,000)
                               =====     ===    ============    ============

   The accompanying notes to consolidated financial statements are an integral part of this consolidated statement.

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (wholly owned by Hollywood Casino Corporation)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 Year Ended December 31,
                                                      -----------------------------------------
                                                         2001           2000            1999
                                                      -----------    -----------    -----------
OPERATING ACTIVITIES:
    Net (loss) income                                 $(2,047,000)   $ 3,036,000    $  (677,000)
    Adjustments to reconcile net (loss) income to
       net cash provided by operating activities:
       Depreciation and amortization                    5,823,000      5,841,000      7,066,000
       (Gain) loss on disposal of assets                  (27,000)        (5,000)        57,000
       Provision for doubtful accounts                  1,517,000      1,206,000        504,000
    Equity in losses of unconsolidated affiliate          183,000         55,000        141,000
       Deferred income tax provision (benefit)          2,125,000             --       (133,000)
       Increase in accounts receivable                    (44,000)    (1,779,000)    (2,625,000)
       (Decrease) increase in accounts payable and
          accrued expenses                               (654,000)     1,954,000        387,000
       Net change in other current assets and
          liabilities                                   1,303,000        560,000       (562,000)
       Net change in other noncurrent assets
          and liabilities                                 (60,000)        (5,000)        14,000
                                                      -----------    -----------    -----------

          Net cash provided by operating activities     8,119,000     10,863,000      4,172,000
                                                      -----------    -----------    -----------

INVESTING ACTIVITIES:
    Purchases of property and equipment                (4,020,000)    (3,682,000)    (6,415,000)
    Short-term investments                                     --             --      3,905,000
    Investment in unconsolidated affiliate               (160,000)            --        (45,000)
    Proceeds from sale of assets                           27,000          7,000         55,000
                                                      -----------    -----------    -----------

       Net cash used in investing activities           (4,153,000)    (3,675,000)    (2,500,000)
                                                      -----------    -----------    -----------

FINANCING ACTIVITIES:
    Proceeds from issuance of long-term debt            1,081,000        104,000     89,680,000
    Repayments of long-term debt                       (1,163,000)    (1,593,000)   (85,338,000)
    Dividends                                                  --             --    (12,000,000)
                                                      -----------    -----------    -----------

       Net cash used in financing activities              (82,000)    (1,489,000)    (7,658,000)
                                                      -----------    -----------    -----------

       Net increase (decrease) in cash and
          cash equivalents                              3,884,000      5,699,000     (5,986,000)
       Cash and cash equivalents at
          beginning of year                            16,038,000     10,339,000     16,325,000
                                                      -----------    -----------    -----------

       Cash and cash equivalents at end of year       $19,922,000    $16,038,000    $10,339,000
                                                      ===========    ===========    ===========

                The accompanying notes to consolidated financial
                    statements are an integral part of these
                            consolidated statements.

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (wholly owned by Hollywood Casino Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Organization, Business and Basis of Presentation

     HWCC - Tunica, Inc. ("HCT") is a Texas corporation and a wholly owned subsidiary of Hollywood Casino Corporation ("HCC"), a Delaware corporation. HCT was incorporated in December 1993 for the purpose of acquiring and completing a gaming facility in northern Tunica County, Mississippi approximately 30 miles southwest of Memphis, Tennessee. The facility (the "Tunica Casino") was completed and commenced operations on August 8, 1994 under the service mark Hollywood Casino(R). The Tunica Casino currently includes a casino with 54,000 square feet of gaming space, 505 hotel rooms and suites, a 123-space recreational vehicle park and related amenities. HCT's gaming license has been renewed by the Mississippi Gaming Commission through October 20, 2004.

     The accompanying consolidated financial statements include the accounts of HCT and its wholly owned subsidiary, HWCC-Golf Course Partners, Inc. ("Golf"). All significant intercompany balances have been eliminated in consolidation. Golf, a Delaware corporation, was formed in 1996 to own an initial one-third interest in Tunica Golf Course LLC, a limited liability company organized to develop and operate a golf course to be used by patrons of the Tunica Casino and other participating casino/hotel properties. The golf course opened for business in November 1998. Golf's investment in Tunica Golf Course, LLC is accounted for under the equity method of accounting and is included in other noncurrent assets on the accompanying consolidated balance sheets at December 31, 2001 and 2000.

     HCT estimates that a significant amount of the Tunica Casino's revenues are derived from patrons living in the Memphis, Tennessee area, northern Mississippi and Arkansas. The Tunica Casino faces intense competition from other casinos operating in northern Tunica County and management believes that this competition will continue in the future.

(2)  Summary of Significant Accounting Policies

     The significant accounting policies followed in the preparation of the accompanying consolidated financial statements are discussed below. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Casino revenues, promotional allowances and departmental expenses -

     The Tunica Casino recognizes the net win from gaming activities (the difference between gaming wins and losses) as casino revenues. Casino revenues are net of accruals for anticipated payouts of progressive slot machine jackpots and certain progressive table game payouts. Such anticipated jackpots and payouts are reflected as current liabilities on the accompanying consolidated balance sheets.

     Promotional allowances consist of (1) the estimated value of rooms, food and beverage and other items provided to customers without charge and (2) the "cash back" feature of customer loyalty programs. The estimated value of complimentaries has been included in revenues on the accompanying consolidated statements of operations and a corresponding amount has been deducted as promotional allowances. During 2001, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached consensuses requiring that the "cash-back" feature of customer loyalty programs also be reported as a reduction to revenues rather than as an operating expense. Accordingly, all such costs for the current and prior year periods have been reported on the accompanying

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (wholly owned by Hollywood Casino Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

consolidated statements of operations as promotional allowances instead of casino expenses as previously reported. This change results only in a reclassification within the consolidated statements of operations and does not affect consolidated income from operations or consolidated net (loss) income. Promotional allowances for the years ended December 31, 2001, 2000 and 1999 consist of the following:

                               2001           2000         1999
                            -----------   -----------   -----------
Complimentaries:
       Room                 $ 9,943,000   $ 7,548,000   $ 7,139,000
       Food and beverage     13,511,000    13,227,000    11,880,000
       Other                    833,000       535,000       444,000
Customer loyalty programs    15,771,000    16,158,000    13,478,000
                            -----------   -----------   -----------

                            $40,058,000   $37,468,000   $32,941,000
                            ===========   ===========   ===========

     The costs of complimentaries have been included as casino expenses on the accompanying consolidated statements of operations. Costs of complimentaries allocated from the rooms, food and beverage and other operating departments to the casino department during the years ended December 31, 2001, 2000 and 1999 are as follows:

                                2001         2000           1999
                            -----------   -----------   -----------

Rooms                       $ 3,537,000   $ 3,188,000   $ 2,742,000
Food and beverage            14,309,000    13,818,000    12,710,000
Other                           761,000       590,000       438,000
                            -----------   -----------   -----------

                            $18,607,000   $17,596,000   $15,890,000
                            ===========   ===========   ===========

Cash and cash equivalents -

     Cash and cash equivalents are generally comprised of cash and investments with original maturities of three months or less, such as commercial paper, certificates of deposit and fixed repurchase agreements.

Allowance for doubtful accounts -

     The allowance for doubtful accounts is maintained at a level considered adequate to provide for possible future losses. Provisions for doubtful accounts amounting to $1,517,000, $1,206,000 and $504,000, respectively, were made during the years ended December 31, 2001, 2000 and 1999.

Inventories -

     Inventories are stated at the lower of cost (on a first-in, first-out basis) or market.

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (wholly owned by Hollywood Casino Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Property and equipment -

     Property and equipment have been recorded at cost and are being depreciated utilizing the straight-line method over the estimated useful lives of the assets as follows:

     Hotel, dockside facilities and improvements   25-40 years
     Barges                                           40 years
     Operating equipment                           3 - 7 years

Land rights -

     Land rights are being amortized on a straight-line basis over the estimated useful life of the facility, which is less than the term of the ground lease including renewals (see Note 4); such amortization commenced with the opening of the Tunica Casino. Management presently intends to renew the ground lease at least through the estimated 40-year useful life of the facility. Accumulated amortization of such land rights amounted to $1,806,000 and $1,602,000, respectively, at December 31, 2001 and 2000.

Long-lived assets -

     Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. HCT does not believe that any such events or changes have occurred.

Accrued insurance -

     HCT is self insured for a portion of its general liability, certain health care and other liability exposures. Accrued insurance includes estimates of such accrued liabilities based on an evaluation of the merits of individual claims and historical claims experience; accordingly, HCT's ultimate liability may differ from the amounts accrued.

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (wholly owned by Hollywood Casino Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Employee stock options -

     HCT has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 allows an entity to continue to measure compensation cost for employee stock-based compensation using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("Opinion 25"). Entities electing to remain with the accounting under Opinion 25 are required to make pro forma disclosures of net income as if the fair value based method of accounting under SFAS 123 had been applied. HCT has elected to account for employee-based compensation under Opinion 25 with the requisite additional disclosures included in Note 10.

Income taxes -

     HCT is included in HCC's consolidated federal income tax return. HCT's provision for federal income taxes is based on the amount of tax which would be provided if a separate federal income tax return were filed. HCT made payments to HCC in lieu of federal income taxes amounting to $319,000, $33,000 and $288,000 during the years ended December 31, 2001, 2000 and 1999, respectively. HCT paid no state income taxes during 2001, 2000 or 1999.

Recent Accounting Pronouncements -

     In June 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations" ("SFAS 141") and Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. SFAS 142 establishes new standards for goodwill acquired in a business combination and requires that goodwill and other intangible assets be periodically reviewed for impairment rather than being amortized. SFAS 142 is effective for fiscal years beginning after December 15, 2001 with earlier application permitted. HCT does not expect the adoption to have a material effect on its consolidated financial statements.

     The Financial Accounting Standards Board issued Statement No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") in June 2001 and Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") in August 2001. SFAS 143 addresses reporting for obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. SFAS 143 is effective for fiscal years beginning after June 15, 2002 with earlier application permitted. SFAS 144 supercedes earlier guidance with respect to such accounting and is effective for fiscal years beginning after December 15, 2001. HCT does not expect the adoption of SFAS 143 and SFAS 144 to have a material effect on its consolidated financial statements.

Reclassifications -

     Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the 2001 consolidated financial statement presentation.

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (wholly owned by Hollywood Casino Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3)  Long-Term Debt and Pledge of Assets

     Substantially all of HCT's assets are pledged in connection with its long-term indebtedness. Long-term debt consists of the following:

                                                    December 31,   December 31,
                                                       2001            2000
                                                    ------------   ------------

11.25% Promissory note to HCC due May 1, 2007 (a)    $87,045,000    $87,045,000
Note payable to HCC (a)                                  329,000        329,000
Equipment loans (b)                                      245,000      1,188,000
Bank credit facility (c)                                 950,000         89,000
                                                     -----------    -----------

    Total indebtedness                                88,569,000     88,651,000
  Less - current maturities                             (586,000)    (1,032,000)
                                                     -----------    -----------

    Total long-term debt                             $87,983,000    $87,619,000
                                                     ===========    ===========

----------
(a) The intercompany note was issued as of May 19, 1999 and accrues interest at the rate of 11.25% per annum. The initial borrowing on the note in the amount of $84,045,000 replaced previous intercompany notes with HCC which accrued interest at the rate of 12.75% per annum. During October 1999, HCT borrowed an additional $3,000,000 available under the intercompany note with HCC as well as an additional $329,000 under a new note agreement with HCC to acquire and terminate its consulting agreement (see Note 6). Interest on advances is payable each April 15 and October 15. The intercompany note is pledged as security with respect to HCC's $360,000,000 Senior Secured Notes due in 2006 and 2007 which are unconditionally guaranteed on a senior secured basis by HCT and by certain other current and future subsidiaries of HCC. HCC's Senior Secured Notes and related guarantees are secured by, among other things, (1) substantially all of the assets of HCT and other future guarantors, (2) a limited lien on substantially all of the assets of another gaming facility operated by a wholly owned subsidiary of HCC, (3) a pledge of the capital stock of HCT and certain other subsidiaries of HCC and (4) the collateral assignment of any future management contracts entered into by HCC. The limitation on the lien described in (2) above is currently $81,007,000 and may be increased as a result of additional borrowings up to a maximum of $108,000,000.

     The indenture for HCC's Senior Secured Notes contains various provisions limiting the ability of HCC, HCT and certain defined subsidiaries to, among other things, pay dividends or make other restricted payments; incur additional indebtedness or issue preferred stock; create liens; create dividend or other payment restrictions affecting certain defined subsidiaries; enter into mergers or consolidations or make sales of all or substantially all assets of HCC, HCT or any future guarantor; or enter into certain transactions with affiliates. Dividend payments by HCT to HCC are not restricted under the terms of the indenture.

(b) The equipment loans are payable monthly including interest at effective rates ranging from 8.5% to 9% per annum and mature at various dates in 2002 and 2003.

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (wholly owned by Hollywood Casino Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(c) HCT had a bank credit facility in the amount of $1,300,000 available to borrow against until September 30, 1998. HCT borrowed $541,000 under the credit facility during 1998 at the rate of 8.875% per annum. Borrowings under the credit facility were collateralized by equipment purchased with the loan proceeds and were repaid in 2001. The credit facility was not renewed by HCT.

     In June 2001, HCT entered into a bank credit facility in the amount of $3,000,000 available through June 30, 2002. Borrowings under the line of credit are payable over a 36 month period and accrue interest at the bank's prime lending rate plus .75% per annum on either a fixed or floating rate basis. Borrowings under the line of credit are collateralized by equipment purchased with the loan proceeds. The line of credit agreement requires the provision of certain financial reports. During June 2001, HCT borrowed $731,000 under the credit facility at an interest rate of 7.5% per annum. HCT made additional borrowings of $130,000 at the rate of 7.5% per annum in July 2001 and $220,000 at the rate of 7.25% per annum in August 2001.

     Scheduled payments of long-term debt as of December 31, 2001 are set forth below:

2002                               $   586,000
2003                                   373,000
2004                                   236,000
2005                                        --
2006                                        --
Thereafter                          87,374,000
                                   -----------

  Total                            $88,569,000
                                   ===========

     Interest paid amounted to $9,933,000, $10,019,000 and $10,347,000, respectively, during the years ended December 31, 2001, 2000 and 1999.

(4)  Operating Leases -

     HCT entered into a ground lease covering 70 acres of land on which the Tunica Casino was constructed. The ground lease was for an initial term of five years from the opening date of the facility and, at HCT's option, may be renewed for nine additional five-year periods. The lease is currently in its first five-year renewal term. Obligations under the ground lease include both minimum monthly fixed payments and percentage rent, which in the aggregate will be the greater of 4% of Gross Revenues, as defined, or $1,100,000 per year. HCT is responsible for all operating and other expenses of the property in accordance with the lease terms. During 2001, 2000 and 1999, HCT expensed $4,354,000, $4,367,000 and $4,138,000, respectively, in connection with the ground lease.

     HCT leases property and operating equipment under various lease agreements accounted for as operating leases. Except for the ground lease discussed above, virtually all of the lease agreements are either cancellable or have initial terms of one year or less. A number of the leases contain automatic renewal options unless notice of termination is given and some include contingent rental payments based on levels of use; such contingent rentals have not been significant. Total rental expense amounted to $1,126,000, $951,000 and $905,000, respectively, during the years ended December 31, 2001, 2000 and

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (wholly owned by Hollywood Casino Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1999. Future minimum lease payments as of December 31, 2001 for such operating leases having an initial or remaining noncancelable lease term in excess of one year are $80,000 in 2002 and $40,000 in 2003.

(5)  Income Taxes

     HCT's (provision) benefit for income taxes consists of the following:

                                                         Year Ended December 31,
                                                  ------------------------------------
                                                      2001          2000        1999
                                                  -----------    ---------    --------
Federal income tax (provision) benefit:
   Current                                        $(1,091,000)   $(375,000)   $190,000
   Deferred                                           (55,000)    (868,000)     54,000
Change in valuation allowance                      (2,070,000)     868,000      79,000
                                                  -----------    ---------    --------

                                                  $(3,216,000)   $(375,000)   $323,000
                                                  ===========    =========    ========

     State income taxes have not been provided for since a credit for state gaming taxes based on gross revenues is allowed to offset income taxes incurred. The credit is the lesser of total gaming taxes paid or the state income tax, with no credit carryforward permitted.

     A reconciliation between the calculated tax (provision) benefit based on the statutory rates in effect and the effective tax rates for the years ended December 31, 2001, 2000 and 1999 follows:

                                                          Year Ended December 31,
                                                --------------------------------------
                                                    2001           2000         1999
                                                -----------    -----------    --------
Calculated income tax (provision) benefit       $  (397,000)   $(1,160,000)   $340,000
Valuation allowance change                       (2,070,000)       868,000      79,000
Adjustments to prior years                         (685,000)            --     (32,000)
Disallowance of meals and entertainment             (61,000)       (50,000)    (38,000)
Other                                                (3,000)       (33,000)    (26,000)
                                                -----------    -----------    --------
Tax (provision) benefit as shown on statement
  of operations                                 $(3,216,000)   $  (375,000)   $323,000
                                                ===========    ===========    ========

     Deferred income taxes result primarily from the use of the allowance method rather than the direct write-off method for doubtful accounts, the use of accelerated methods of depreciation for federal income tax purposes and differences in the timing of deductions taken between tax and financial reporting purposes for other accruals.

                      HWCC - TUNICA, INC. AND SUBSIDIARY
                 (wholly owned by Hollywood Casino Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     At December 31, 2001, HCT has net operating loss carryforwards ("NOL's") totaling approximately $2,900,000, which do not begin to expire until the year 2010. Additionally, HCT has alternative minimum and other tax credits available totaling $1,439,000 and $402,000, respectively. Alternative minimum tax credits do not expire and none of the other tax credits begin to expire before the year 2009. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", requires that the tax benefit of such NOL's and credit carryforwards, together with the tax benefit of deferred tax assets resulting from temporary differences, be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such deferred tax assets is more likely than not, a valuation allowance should be recorded. Based on the near-term expectation of taxable losses, management has provided a valuation allowance to fully reserve the net deferred tax asset at December 31, 2001. Based on the taxable income earned by HCT during 2000 and 1999 (before non-recurring items), management believed that it was more likely than not that a portion of the NOL's and deferred tax assets would be utilized. Accordingly, a valuation allowance was established which resulted in the recording of a net deferred tax asset of $2,125,000 at December 31, 2000.

     The components of HCT's net deferred tax asset are as follows:

                                              December 31,
                                       --------------------------
                                          2001           2000
                                       -----------    -----------
Deferred tax assets:
    Net operating loss carryforwards   $   974,000    $ 1,251,000
    Alternative minimum tax credit
       carryforward                      1,439,000        985,000
    Tax credit carryforwards               402,000        326,000
    Allowance for doubtful accounts        744,000        556,000
    Other liabilities and accruals       1,570,000      1,546,000
                                       -----------    -----------

        Total deferred tax assets        5,129,000      4,664,000

Deferred tax liabilities:
    Depreciation and amortization       (1,506,000)      (986,000)
                                       -----------    -----------

Net deferred tax asset                   3,623,000      3,678,000
Valuation allowance                     (3,623,000)    (1,553,000)
                                       -----------    -----------

                                       $        --    $ 2,125,000
                                       ===========    ===========

     Receivables from (payables to) HCC in connection with HCT's federal income taxes are included in the accompanying consolidated financial statements as follows:

                                             December 31,
                                       ------------------------
                                         2001            2000
                                       ---------     ----------
Due from affiliates                    $      --     $  136,000
Deferred income taxes                    679,000      1,403,000
Other noncurrent assets                       --        722,000
Due to affiliates                       (637,000)            --
Noncurrent liabilities                  (679,000)            --

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (wholly owned by Hollywood Casino Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The Internal Revenue Service recently completed its examination of the consolidated federal income tax returns of HCC for the years 1993 through 1998 in which HCT was included. The intercompany tax receivable (payable) under the tax sharing agreement and the net deferred tax asset have been adjusted to reflect the results of such examination.

(6)  Transactions with Related Parties

     Pursuant to a consulting agreement which was terminated during October 1999, HCT incurred a monthly consulting fee of $100,000 to Pratt Casino Corporation ("PCC"), an affiliated company. During October 1999, HCC acquired all of the common stock of PCC. HCT borrowed an additional $3,329,000 from HCC (see Note 3) to acquire and terminate the consulting agreement. Accordingly, as of October 13, 1999, HCT no longer paid a consulting fee; such fee amounted to $939,000 during 1999 prior to the termination date. HCT reflected the $3,329,000 payment to terminate the consulting agreement as an expense during 1999.

     HCT entered into a Computer Services Agreement with Advanced Casino Systems Corporation ("ACSC") which was renewed through December 31, 1999. Prior to March 2002, ACSC was an affiliated with HCT through common officers and directors. The agreement provided, among other things, that ACSC sell HCT computer hardware and information systems equipment and license or sublicense to HCT computer software necessary to operate HCT's casino, hotel and related facilities and business operations. HCT paid ACSC for such equipment and licensed such software at amounts and on terms and conditions that ACSC provided to unrelated third parties. HCT also paid ACSC a fixed license fee of $33,600 per month and reimbursed ACSC for its direct costs and expenses incurred under the agreement. HCT entered into a new maintenance and support agreement with ACSC effective as of January 1, 2000 which provides for a monthly fee of $14,000 (subject to change upon 60 days written notice) plus additional services at rates charged by ACSC to third parties. The agreement has an initial term of one year with automatic annual renewals unless notice of termination is given. ACSC also performs and bills HCT for certain administrative and marketing services. Total charges incurred by HCT amounted to $849,000, $390,000 and $776,000, respectively, for the years ended December 31, 2001, 2000 and 1999. At December 31, 2001 and 2000, HCT had payables of $18,000 and $42,000, respectively, included in due to affiliates on the accompanying consolidated balance sheets with respect to such charges.

     HCT is charged for certain legal, accounting, and other expenses incurred by HCC and its subsidiaries that relate to HCT's business. HCT also bills HCC and its subsidiaries for services provided to those companies. For the years ended December 31, 2001, 2000 and 1999, such transactions resulted in net charges to HCT totaling $178,000, $137,000 and $158,000, respectively. At December 31, 2001 and 2000, intercompany balances with respect to such charges were not significant.

(7)  Mississippi Regulatory Matters

     Gaming operations in Mississippi are subject to regulatory control by the Mississippi Gaming Commission. Under the provisions of the Mississippi gaming regulations, HCT is required to maintain all necessary licenses. The ownership license for the Tunica Casino has been renewed through

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (wholly owned by Hollywood Casino Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 20, 2004. If it were determined that gaming laws were violated by a licensee, the gaming licenses held by each licensee could be limited, conditioned, suspended or revoked. In addition, the licensees and other persons involved could be subject to substantial fines.

(8)  Commitments and Contingencies

     HCT is a party in various legal proceedings with respect to the conduct of casino and hotel operations. Although a possible range of loss can not be estimated, in the opinion of management, based upon the advice of counsel, settlement or resolution of the proceedings should not have a material adverse impact on the consolidated financial position or results of operations of HCT.

(9)  Employee Retirement Savings Plan -

     HCT participates in a retirement savings plan under Section 401(k) of the Internal Revenue Code sponsored by HCC which covers all of its employees who meet certain eligibility requirements as to age and period of employment. The plan allows employees to contribute up to 15% of their salary on a pre-tax basis (subject to statutory limitations) and invest such monies in a choice of mutual funds on a tax-deferred basis. HCT matches a portion of the participating employees' contributions to the plan and may, from time to time, make additional discretionary contributions. For the years ended December 31, 2001, 2000 and 1999, HCT expensed $203,000, $187,000 and $176,000, respectively, as company contributions to the plan

(10) Stock Option Plan

     Certain HCT employees have been granted stock options to acquire common stock of HCC under the Hollywood Casino Corporation 1996 Long-Term Incentive Plan (the "1996 Plan"). The 1996 Plan provides for the granting of nonqualified stock options and incentive stock options that are intended to qualify for the special tax treatment under the Internal Revenue Code and also provides for the granting of restricted stock. The 1996 Plan provides for the granting of 3,000,000 shares of Class A Common Stock of which 261,480 remain available for future grant as of December 31, 2001.

     The 1996 Plan is administered by a committee of HCC's Board of Directors. Options granted under the 1996 Plan become vested at the discretion of the Committee of the Board of Directors (however, vesting for employees who are executive officers, directors or 10% or greater shareholders of the company may not be less than six months) and may be exercised for a period of not more than ten years (five years in the case of incentive stock options) from the date of grant. No more than 500,000 shares may be awarded to any individual during any fiscal year and incentive stock options are subject to a $100,000 calendar year limitation. All options granted through December 31, 2001 under the 1996 Plan have been granted at an exercise price equal to the fair market value as of the date of the grant. As of December 31, 2001, options to purchase 38,200 shares remain outstanding to employees of HCT, of which approximately 79% are at an exercise price of $1.25 per share; 14% are at an exercise price of $7.00 per share and 7% are at an exercise price of $11.00 per share. Such options outstanding have a weighted average exercise price of $2.75 per share and a remaining weighted average contractual life of 91 months.

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (wholly owned by Hollywood Casino Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The following table sets forth the activity of the 1996 Plan with respect to HCT employees:

                                                   Year Ended December 31,
                              ------------------------------------------------------------
                                    2001                  2000                1999
                              ------------------   ------------------   ------------------
                                        Weighted             Weighted             Weighted
                                         Average              Average             Average
                                        Exercise             Exercise             Exercise
                              Options     Price    Options     Price    Options    Price
                              -------   --------   -------   --------   -------   --------
Outstanding options at
   beginning of year          42,000     $2.61     34,000     $1.25          --    $  --
   Options cancelled          (1,680)     1.25         --        --      (4,000)    1.25
   Options granted                --        --      8,000      8.40      38,000     1.25
   Options exercised          (2,120)     1.25         --        --          --       --
                              ------     -----     ------     -----      ------    -----
Outstanding options
   at end of year             38,200     $2.75     42,000     $2.61      34,000    $1.25
                              ======     =====     ======     =====      ======    =====
Exercisable options
   at end of year             21,960     $2.32     15,680     $2.01       6,800    $1.25

     HCT has elected to apply Opinion 25 with respect to accounting for options to its employees. Based on such election, no compensation expense has been recognized in the accompanying consolidated financial statements as a result of the granting of stock options. Had compensation expense been determined consistent with SFAS 123, net loss for the years ended December 31, 2001 and 1999 would have increased by approximately $18,000 and $5,000, respectively, and net income for the year ended December 31, 2000 would have decreased by approximately $10,000.

     The fair value of each option grant was estimated on the date of grant using a method approximating the Black-Scholes option pricing model. There were no grants made during the year ended December 31, 2001. The assumptions applied are set forth below:

                                                  Year Ended December 31,
                                                  ----------------------
                                                     2000         1999
                                                  ----------    --------

Risk free interest rate                                  6.8%        4.8%
Dividend yield                                            --          --
Expected life                                      4-5 years       5 years
Volatility                                              69.9%       54.8%
Weighted average fair value                       $     4.10    $    .48

(11) Supplemental Cash Flow Information

     During 2001, HCT converted $216,000 of receivables from Tunica Golf Course LLC, its equity investment, to an additional investment in the limited liability company. The contribution has been excluded from the accompanying consolidated statement of cash flows as a noncash transaction.

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (wholly owned by Hollywood Casino Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) Disclosures about Fair Value of Financial Instruments

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

     Cash and cash equivalents - The carrying amounts approximate fair value
     -------------------------
because of the short maturity of these instruments.

     Interest payable - The carrying amount of interest payable approximates
     ----------------
fair value because of the short maturity of the obligation.

     Long-term debt - The fair value of HCT's long-term debt is estimated based
     --------------
on either the quoted market price of the underlying debt issue or on the discounted cash flow of future payments utilizing current rates available to HCT for debt of similar remaining maturities. Debt obligations with a short remaining maturity are valued at the carrying amount.

     The estimated carrying amounts and fair values of HCT's financial instruments are as follows:

                                        December 31, 2001           December 31, 2000
                                   -------------------------   -------------------------
                                    Carrying                    Carrying
                                     Amount      Fair Value      Amount      Fair Value
                                   -----------   -----------   -----------   -----------
Financial Assets
   Cash and cash equivalents       $19,922,000   $19,922,000   $16,038,000   $16,038,000

Financial Liabilities
   Interest payable                $   437,000   $   437,000   $   437,000   $   437,000
   11.25% Promissory Note to HCC    87,045,000    94,033,000    87,045,000    89,626,000
   Note payable to HCC                 329,000       356,000       329,000       338,000
   Equipment loans                     245,000       244,000     1,188,000     1,188,000
   Bank credit facility                950,000       953,000        89,000        88,000

(13) Selected Quarterly Financial Data (Unaudited)

                                                         Quarter
                                   -----------------------------------------------------
                                     First         Second         Third         Fourth
                                   -----------   -----------   -----------   -----------
Year Ended December 31, 2001:
   Net revenues                    $25,188,000   $25,020,000   $25,035,000   $22,960,000
                                   ===========   ===========   ===========   ===========
   Net income (loss)               $   330,000   $   161,000   $   118,000   $(2,656,000)
                                   ===========   ===========   ===========   ===========

Year Ended December 31, 2000:
   Net revenues                    $24,805,000   $24,520,000   $26,348,000   $24,196,000
                                   ===========   ===========   ===========   ===========
   Net income                      $ 1,127,000   $   385,000   $ 1,330,000   $   194,000
                                   ===========   ===========   ===========   ===========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     HCC and HCT had no disagreements with their independent accountants to report under this item.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information called for by this item is incorporated herein by reference from HCC's definitive proxy statement to be filed with the Securities and Exchange Commission relating to its Annual Meeting of Shareholders to be held in 2002 (the "Definitive Proxy Statement") under the captions "Election of Directors" and "Management."

ITEM 11. EXECUTIVE COMPENSATION

     The information called for by this item is incorporated herein by reference from HCC's Definitive Proxy Statement under the caption "Remuneration of Directors and Executive Officers."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by this item is incorporated herein by reference from the HCC's Definitive Proxy Statement under the caption "Voting Rights and Principal Stockholders".

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by this item is incorporated herein by reference from HCC's Definitive Proxy Statement under the caption "Transactions with Management."

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this report:

     1.   Financial Statements

          The financial statements filed as part of this report are listed on the Index to Financial Statements on page 46.

     2.   Financial Statement Schedules

     Hollywood Casino Corporation and Subsidiaries
     ---------------------------------------------

     .    Independent Auditors' Report
     . Schedule I; Condensed Financial Information of Registrant, Hollywood Casino Corporation (Parent Company):
          . Balance Sheets
          . Statements of Operations
          . Statements of Cash Flows
          . Notes to Parent Company Financial Statements
     .    Schedule II; Valuation and Qualifying Accounts

     Hollywood Casino - Aurora, Inc.
     -------------------------------

     .    Independent Auditors' Report
     .    Schedule II; Valuation and Qualifying Accounts

     HWCC-Tunica, Inc.
     -----------------

     .    Independent Auditors' Report
     .    Schedule II; Valuation and Qualifying Accounts

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

     3.   Exhibits

    **2.1--    Agreement of Merger dated as of May 15, 1992, between PBC, Inc. and HCC and Certificate of Correction of Agreement of Merger dated as of June 16, 1992.  (Exhibit 2.1)
   ###2.2--    Membership Interest Purchase Agreement dated as of March 31, 1999 by and among HWCC-Louisiana, Inc.,
               Sodak Gaming, Inc. and Sodak Louisiana, L.L.C.  (Exhibit 10.32)
   @@@3.1--    Certificate of Incorporation of HCC, as amended.  (Exhibit 3.1)
   @@@3.2--    Amended Bylaws of HCC.  (Exhibit 3.2)
    ##3.3--    Second Amended and Restated Bylaws of HCC.  (Exhibit 3.3)
    @@3.4--    Articles of Incorporation of HCT. (Exhibit 3.1).
    @@3.5--    Bylaws of HCT. (Exhibit 3.2)
   +++3.6--    Third Amended and Restated Joint Venture Agreement of Hollywood Casino Shreveport by and among
               Shreveport Paddlewheels, L.L.C., HCS I, Inc. and HCS II, Inc., dated as of July 21, 1999. (Exhibit 3.1)
   +++3.7--    August 1999 Amendment to Third Amended and Restated Joint Venture Agreement between Shreveport
               Paddlewheels, L.L.C., HCS I, Inc. and HCS II, Inc. (Exhibit 3.2)
   +++4.1--    Indenture among HCC as Issuer, and HWCC-Shreveport, Inc. and HCT as Guarantors, and State Street Bank
               and Trust Company, as Trustee, dated as of May 19, 1999. (Exhibit 4.1)

   +++4.2--    Security Agreement made by HCC, as Debtor, to State Street Bank and Trust Company, as Trustee and
               Secured Party, dated as of May 19, 1999. (Exhibit 4.2)
   +++4.3--    Stock Pledge Agreement made by HCC, as Pledgor, in favor of State Street Bank and Trust Company, as Trustee and Secured Party, dated as of May 19, 1999. (Exhibit 4.3)
   +++4.4--    Trademark Security Agreement made by HCC, as Grantor, to State Street Bank and Trust Company,
               as Trustee and Secured Party, dated as of May 19, 1999. (Exhibit 4.4)
   +++4.5--    Escrow and Control Agreement by and among HCC and State Street Bank and Trust Company, as Trustee and
               Escrow Agent, dated as of May 19, 1999.  (Exhibit 4.5)
   +++4.6--    Control Agreement dated as of May 19, 1999 by and among HCC and State Street Bank and Trust Company, as
               Trustee.  (Exhibit 4.6)
   +++4.7--    Security Agreement made by HCT, as Debtor, to State Street Bank and Trust Company, as Trustee and
               Secured Party, dated as of May 19, 1999.  (Exhibit 4.7)
   +++4.8--    First Leasehold Deed of Trust, Security Agreement, Assignment of Leases and Rents, Fixture Filing,
               and Financing Statement made by HCT in favor of Phillip A. Poitevin, as Trustee for the benefit of State
               Street Bank and Trust Company, as Indenture Trustee, dated as of May 19, 1999. (Exhibit 4.8)
   +++4.9--    First Preferred Ship Mortgage made and given by HCT, as Mortgagor, in favor of State Street
               Bank and Trust Company, as Trustee and Mortgagee (relating to Vessel No. 534006), dated as of
               May 19, 1999. (Exhibit 4.9)
  +++4.10--    Intercompany Security Agreement made by HCT, as Debtor, to HCC, as Secured Party, and collaterally assigned to State Street Bank and Trust Company, as Trustee, dated as of May 19, 1999.
               (Exhibit 4.11)
  +++4.11--    Second Leasehold Deed of Trust, Security Agreement, Fixture Filing, and Financing Statement from
               HCT, as Grantor, in favor of Jim B. Tobhill, Trustee, for the benefit of HCC, dated as of May 19,
               1999.  (Exhibit 4.12)
  +++4.12--    Collateral Assignment of Second Leasehold Deed of Trust, Security Agreement, Assignment of Leases
               and Rents, Fixture Filing and Financing Statement made by HCC, as Mortgagee and Assignor, in favor of State Street Bank and Trust Company, as Trustee and Assignee, dated as of May 19, 1999. (Exhibit 4.13)
  +++4.13--    Assignment of Second Preferred Fleet Mortgage by HCC, as Mortgagee and Assignor (relating to
               Vessel No. 534006) in favor of State Street Bank and Trust Company, as Trustee and Assignee, dated as of May 19, 1999.  (Exhibit 4.15)
  +++4.14--    Intercompany Security Agreement dated as of May 19, 1999 made by HCA, as Debtor, to HCC, as
               Secured Party, and collaterally assigned to State Street Bank and Trust Company, as Trustee.  (Exhibit
               4.17)
  +++4.15--    Collateral Assignment of Mortgage, Leasehold Mortgage, Security Agreement, Assignment of Leases and
               Rents, Fixture Filing and Financing Statement made by HCC, as Mortgagee and Assignor, in favor of State Street Bank and Trust Company, as Trustee and Assignee, dated as of May 19, 1999. (Exhibit 4.19)
  +++4.16--    Assignment of First Preferred Fleet Mortgage by HCC, as Mortgagee and Assignor (relating to
               Vessel Nos. 993836, 993837 and 1029229) in favor of State Street Bank and Trust Company, as Trustee and
               Assignee, dated as of May 19, 1999.  (Exhibit 4.21)
  +++4.17--    Security Agreement made by HWCC-Shreveport, Inc. as Debtor, to State Street Bank and Trust
               Company, as Trustee and Secured Party, dated as of May 19, 1999.  (Exhibit 4.22)
    +4.18--    Indenture among Hollywood Casino Shreveport and Shreveport Capital Corporation ("SCC") as Co-Issuers,
               and HWCC-Louisiana, Inc. ("HCL"), HCS I, Inc. and HCS II, Inc., as Guarantors, and State Street Bank
               and Trust Company, as Trustee, dated as of August 10, 1999.  (Exhibit 4.1)
    +4.19--    Registration Rights Agreement, dated as of August 10, 1999, by and among Hollywood Casino Shreveport,
               SCC, the Guarantors named therein and the Initial Purchasers. (Exhibit 4.2)
    +4.20--    Collateral Assignment of Contracts and Documents dated August 10, 1999 between Hollywood Casino
               Shreveport and State Street Bank and Trust Company, as Trustee.  (Exhibit 4.3)
    +4.21--    Security Agreement dated August 10, 1999 between Hollywood Casino Shreveport and State Street Bank and
               Trust Company, as Trustee.  (Exhibit 4.4)
    +4.22--    Partnership Interest Pledge Agreement dated August 10, 1999 made by HCS I, Inc. in favor of

               State Street Bank and Trust Company, as Trustee and Secured Party.  (Exhibit 4.5)
    +4.23--    Cash Collateral and Disbursement Agreement dated August 10, 1999 between Hollywood Casino
               Shreveport, SCC, First American Title Insurance Company, as Disbursement Agent and State Street Bank and
               Trust Company, as Trustee. (Exhibit 4.6)
   ##4.24--    First Amendment to Cash Collateral and Disbursement Agreement dated January 1, 2000 between Hollywood
               Casino Shreveport, SCC, First American Title Insurance Company and State Street Bank and Trust
               Company.  (Exhibit 4.24)
    +4.25--    Stock Pledge Agreement dated August 10, 1999 made by HCL in favor of State Street Bank and Trust
               Company, as Trustee.  (Exhibit 4.7)
    +4.26--    Security Agreement dated August 10, 1999 made by SCC, HCL, HCS I, Inc. and HCS II, Inc. to State Street
               Bank and Trust Company, as Trustee and Secured Party.  (Exhibit 4.8)
    +4.27--    Security Agreement - Vessel Construction dated August 10, 1999 between Hollywood Casino Shreveport and
               State Street Bank and Trust Company, as Trustee.  (Exhibit 4.9)
    +4.28--    Mortgage, Leasehold Mortgage and Assignment of Leases and Rents made by Hollywood Casino Shreveport in favor of State Street Bank and Trust Company, as Mortgagee, dated August 10, 1999.  (Exhibit 4.10)
    +4.29--    Partnership Interest Pledge Agreement dated August 10, 1999 made by HCS II, Inc. in favor of State
               Street Bank and Trust Company, as Trustee and Secured Party.  (Exhibit 4.11)
    +4.30--    First Amendment to Security Agreement dated August 10, 1999 between HWCC-Shreveport, Inc. and State
               Street Bank and Trust Company, as Trustee.  (Exhibit 4.12)
 ****4.31--    Indenture among Hollywood Casino Shreveport and Shreveport Capital Corporation ("SCC") as Issuers
               and State Street Bank and Trust Company, as Trustee, dated as of June 15, 2001.  (Exhibit 4.1)
 ****4.32--    Registration Rights Agreement, dated as of June 15, 2001, by and among Hollywood Casino
               Shreveport and SCC and the Initial Purchasers.  (Exhibit 4.2)
 ****4.33--    Collateral Assignment of Contracts and Documents dated June 15, 2001 between Hollywood Casino
               Shreveport and State Street Bank and Trust Company, as Trustee.  (Exhibit 4.3)
 ****4.34--    Security Agreement dated June 15, 2001 between Hollywood Casino Shreveport and State Street Bank and Trust Company, as Trustee.  (Exhibit 4.4)
 ****4.35--    Security Agreement dated June 15, 2001 made by SCC to State Street Bank and Trust Company, as
               Trustee.  (Exhibit 4.5)
 ****4.36--    Preferred Ship Mortgage made by Hollywood Casino Shreveport in favor of State Street Bank and
               Trust Company, as Trustee, on Hollywood Dreams Official No. 1099497 dated as of June 15, 2001.
               (Exhibit 4.6)
 ****4.37--    Mortgage, Leasehold Mortgage and Assignments of Leases and Rents made by Hollywood Casino
               Shreveport in favor of State Street Bank and Trust Company, as Trustee, dated as of June 15, 2001.
               (Exhibit 4.7)
   ###9.1--    Voting Trust Agreement dated as of December 29, 1998 by and among Jill Pratt LaFerney, formerly Jill A.
               Pratt, and John R. Pratt and Jack E. Pratt, Sr.  (Exhibit 9.1)
   ###9.2--    Voting Trust Agreement dated as of December 29, 1998 by and among Shawn Denise Bradshaw and Michael
               Shannon Pratt and William D. Pratt, Sr.  (Exhibit 9.2)
   ###9.3--    Voting Trust Agreement dated as of December 29, 1998 by and among Carolyn S. Hickey, Diana Pratt-Wyatt, formerly Diana L. Heisler, and Sharon A. Naftel, formerly Sharon R. Nash, and Edward T. Pratt III.
               (Exhibit 9.3)
    ##9.4--    Voting Trust Agreement dated as of December 17, 1999 by and between Jack E. Pratt, Jr. as Trustee of the J.E. Pratt Gift Trust and Jack E. Pratt, Sr. (Exhibit 9.4)
  ++++9.5--    Voting Trust Agreement dated as of May 17, 2000 by and among William D. Pratt, Sr., Linda M.
               Pratt, William D. Pratt, Jr., Shawn Denise Bradshaw and Michael Shannan Pratt and William D. Pratt,
               Sr., Michael Shannon Pratt and Jack E. Pratt, Sr. as amended by the First Amendment to Hollywood Casino
               Corporation Voting Trust Agreement (Exhibit 9).
      9.6--    First Amendment to Voting Trust Agreement dated as of November 1, 2001 by and among Jill Pratt LaFerney and John R. Pratt and Jack E. Pratt, Sr.
      9.7--    First Amendment to Voting Trust Agreement dated as of December 30, 2001 by and among Carolyn S.
               Hickey, Diana Pratt-Wyatt, formerly Diana L. Heisler, and Sharon A. Naftel, formerly Sharon R. Nash, and
               Edward T. Pratt III.
  ***10.1--    Seventh Amendment to Employment Agreement dated January 1, 2000, between HCC and Jack E. Pratt.
               (Exhibit 10.1)

  ***10.2--    Seventh Amendment to Employment Agreement dated January 1, 2000, between HCC and Edward T. Pratt,
               Jr.  (Exhibit 10.2)
  ***10.3--    Seventh Amendment to Employment Agreement dated January 1, 2000, between HCC and William D.
               Pratt. (Exhibit 10.3)
   ##10.4--    Employment Agreement dated January 1, 2000, between HCC and Edward T. Pratt III. (Exhibit 10.4)
    *10.5--    Development Agreement dated as of June 4, 1991, between the City of Aurora, Illinois and HCA.
               (Exhibit 10.33)
    *10.6--    Parking lease Agreement June 4, 1991, between the City of Aurora, Illinois and HCA. (Exhibit 10.39)
    *10.7--    Purchase and Sale Agreement dated June 4, 1991, between the City of Aurora, Illinois and HCA.
               (Exhibit 10.40)
    @10.8--    Rights Agreement, dated as of May 7, 1993 between HCC and Continental Stock Transfer & Trust Company, as Rights Agent.  (Exhibit 10.45)
  @@@10.9--    Hollywood Casino Corporation Stock Option Plan.  (Exhibit 10.46)
  @@10.10--    Ground Lease dated as of October 11, 1993 between R.M. Leatherman and Hugh M. Mageveney, III, as
               Landlord, and SRCT, as Tenant.  (Exhibit 10.4)
  @@10.11--    Letter Agreement dated as of October 11, 1993 between R.M. Leatherman and Hugh M. Mageveney, III, as Landlord, and SRCT, as Tenant (relating to Ground Lease).  (Exhibit 10.5)
  @@10.12--    Blanket Conveyance, Bill of Sale and Assignment and Assumption Agreement dated as of May 31, 1994 between SRCT and STP.  (Exhibit 10.6)
  @@10.13--    Assignment of Lease and Assumption Agreement dated as of May 31, 1994 between SRCT and STP
               (relating to Ground Lease).  (Exhibit 10.7)
@@@@10.14--    North Island Center Expansion and Redevelopment Agreement dated June 12, 1995 between HCA, the Aurora Metropolitan Exposition, Auditorium and Office Building Authority and the City of Aurora.
               (Exhibit 10.36)
   #10.15--    Hollywood Casino Corporation 1996 Long-Term Incentive Plan, as amended.  (Exhibit 10.28)
   #10.16--    Hollywood Casino Corporation 1996 Non-Employee Director Stock Plan.  (Exhibit 10.29)
  ##10.17--    Employment Agreement dated as of January 1, 2000 by and between HCC and Paul C. Yates.  (Exhibit
               10.20)
 ###10.18--    Management and Administrative Services Agreement dated as of October 1, 1998 by and between HCC and Greate Bay Casino Corporation.  (Exhibit 10.31)
   +10.19--    Amended and Restated Federal Income Tax Sharing Agreement dated August 10, 1999 by and among HCC, HWCC
               Development Corporation, Hollywood Management, Inc., HCT, Golf, HCA, HWCC-Shreveport, Inc.,
               HWCC-Argentina, Inc., HCL, HWCC Holdings, Inc., HWCC-Aurora Management, Inc., HWCC-Transportation,
               Inc., HCS I, Inc. and HCS II, Inc.  (Exhibit 10.16)
  ++10.20--    Manager Subordination Agreement, dated as of August 10, 1999, by and among State Street Bank and
               Trust Company, as Trustee, HWCC-Shreveport, Inc. and Hollywood Casino Shreveport.  (Exhibit 10.3)
   +10.21--    Technical Services Agreement, dated as of September 22, 1998, by and between QNOV and HWCC-Shreveport,
               Inc. (Exhibit 10.4)
   +10.22--    Compromise Agreement, dated September 15, 1998, by and among Hilton New Orleans Corporation, New
               Orleans Paddlewheels, Inc., Queen of New Orleans at the Hilton Joint Venture and the City of New
               Orleans.  (Exhibit 10.7)
   +10.23--    Loan and Settlement Agreement, dated January 16, 1998, by and among New Orleans Paddlewheels, Inc.,
               Shreveport Paddlewheels, L.L.C., HCL, Sodak Louisiana L.L.C. and Hilton New Orleans Corporation.
               (Exhibit 10.11)
   +10.24--    Retail Space Lease, executed as of June 3, 1999 by and between QNOV and Red River Entertainment
               Company, L.L.C. (Exhibit 10.12)
   +10.25--    Ground Lease, dated May 19, 1999, by and between the City of Shreveport, Louisiana and QNOV.  (Exhibit
               10.13)
   +10.26--    Marine Services Agreement dated September 22, 1998 between QNOV and Shreveport Paddlewheels, L.L.C.
               (Exhibit 10.17)
   +10.27--    Side Agreement dated January 16, 1998 between Queen of New Orleans at the Hilton Joint Venture, HCL,
               and Sodak, L.L.C. (Exhibit 10.18)

   +10.28--    Loan Agreement dated August 10, 1999 between Shreveport Paddlewheels, L.L.C. and HCL.  (Exhibit 10.19)
   +10.29--    Promissory note dated August 10, 1999 in the original principal amount of $1,000,000 made by Shreveport
               Paddlewheels, L.L.C., as Borrower to HCL, as Lender.  (Exhibit 10.20)
   +10.30--    Security Agreement dated August 10, 1999 made by Shreveport Paddlehwheels, L.L.C., as Debtor, in favor of HCL, as Secured Party.  (Exhibit 10.21)
   +10.31--    Guaranty Agreement dated August 10, 1999 made by New Orleans Paddlewheels, L.L.C. in favor of HCL.
               (Exhibit 10.22)
   +10.32--    Contribution and Assumption Agreement dated July 21, 1999 among HCL, HCS I, Inc., HCS II, Inc. and
               Shreveport Paddlewheels, L.L.C. (Exhibit 10.24)
****10.33--    Manager Subordination Agreement, dated as of June 15, 2001, by and among State Street Bank and
               Trust Company, as Trustee, HWCC-Shreveport, Inc. and Hollywood Casino Shreveport.  (Exhibit 4.l8)
++++10.34--    First Amendment to Employment Agreement dated as of May 1, 2001 between Hollywood Casino -
               Aurora, Inc. and George Patt Medchill.
   &10.35--    Employment Agreement by and between Hollywood Casino Shreveport and Gary A. Gregg.  (Exhibit 10.20).
    10.36--    Amended and Restated Employment Agreement dated February 5, 2002, by and between HCC and Edward T.
               Pratt III.
    10.37--    Amended and Restated Employment Agreement dated as of February 5, 2002, by and between HCC and Paul C.
               Yates.
    10.38--    Amended and Restated Employment Agreement dated as of February 5, 2002, by and between HCC and Walter
               E. Evans.
    10.39--    Employment Agreement dated as of February 5, 2002, by and between HCC and Donald A. Shapiro.
     21.1--    Subsidiaries of HCC.

----------
* Incorporated by reference from the exhibit shown in parenthesis to that Registration Statement on Form 10 filed with the SEC on May 28, 1992 by PRT Corporation (now known as HCC).

** Incorporated by reference from the exhibit shown in parenthesis to that Registration Statement on Form 10, as amended, filed with the SEC on August 13, 1992 by HCC.

*** Incorporated by reference from the exhibit shown in parenthesis filed in HCC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

**** Incorporated by reference from the correspondingly numbered exhibit filed in Hollywood Casino Shreveport and Shreveport Capital Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

@ Incorporated by reference from the exhibit shown in parenthesis to Form S-1 Registration Statement (Registration No. 33-77502) for HCC as filed with the SEC on April 8, 1994.

@@ Incorporated by reference from the exhibit shown in parenthesis to Form S-1 Registration Statement (Registration No. 33-82182) for HWCC - Tunica, Inc. as filed with the SEC on September 29, 1994.

@@@ Incorporated by reference from the exhibit shown in parenthesis to Form S-1 Registration Statement (Registration 33-58732) for HCC as filed with the SEC on May 27, 1993.

@@@@ Incorporated by reference from the exhibit shown in parenthesis filed in HCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

# Incorporated by reference from the exhibit shown in parenthesis filed in HCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

## Incorporated by reference from the exhibit shown in parenthesis filed in HCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

### Incorporated by reference from the exhibit shown in parenthesis filed in HCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

#### Incorporated by reference from the exhibit shown in parenthesis filed in Amendment No. 1 to Form S-4 Registration Statement No. 333-68380 of Hollywood Casino Shreveport and Shreveport Capital Corporation on October 1, 2001.

+ Incorporated by reference to the exhibit shown in parenthesis included in Form S-4 Registration Statement of Hollywood Casino Shreveport and Shreveport Capital Corporation as filed with the SEC on October 8, 1999.

++ Incorporated by reference to the exhibit shown in parenthesis included in Form S-4 Registration Statement of Hollywood Casino Corporation as filed with the SEC on August 13, 1999.

+++ Incorporated by reference to the exhibit shown in parenthesis included in Form S-4 Registration Statement of Hollywood Casino Corporation as filed with the SEC on July 16, 1999.

++++ Incorporated by reference to the exhibit shown in parenthesis included in HCC's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 as filed with the SEC on November 14, 2001.

& Incorporated by reference to the exhibit shown in parenthesis filed in Amendment No. 1 to Form S-4 Registration Statement No. 333-68380 of Hollywood Casino Shreveport and Shreveport Capital Corporation on October 1, 2001.

(b)  Reports on Form 8-K.

     The Registrants filed a Report on Form 8-K on October 22, 2001 to report a change in Hollywood Casino Corporation's Board of Directors.

     The Registrants filed a Report on Form 8-K on February 19, 2002 to announce the filing by Hollywood Casino Corporation of two lawsuits in connection with the activities of two of its directors and former officers.

     The Registrants filed a Report on Form 8-K on March 7, 2002 to announce the bankruptcy court's approval of Greate Bay Casino Corporation's sale of Advanced Casino Systems Corporation and the Registrant's expectation of proceeds from such sale.

     The Registrants filed a Report on Form 8-K on March 20, 2002 to announce the closing of Greate Bay Casino Corporation's sale of Advanced Casino Systems Corporation and the Registrant's expectation of proceeds from such sale.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas on March 27, 2002.

                                                HOLLYWOOD CASINO CORPORATION


                                                By:/s/  Edward T. Pratt III
                                                   -----------------------------
                                                        Edward T. Pratt III
                                                      Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

        Signature                        Title                       Date
        ---------                        -----                       ----

/s/  Edward T. Pratt III       Chief Executive Officer,         March 27, 2002
---------------------------     President, Chairman of the
     Edward T. Pratt III        Board of Directors


/s/  Paul C. Yates             Executive Vice President,        March 27, 2002
---------------------------     Chief Financial Officer
     Paul C. Yates              and Treasurer


/s/  Walter E. Evans           Executive Vice President,        March 27, 2002
---------------------------     Secretary and General
     Walter E. Evans            Counsel


/s/  Charles F. LaFrano III    Vice President - Finance and     March 27, 2002
---------------------------     Principal Accounting Officer
     Charles F. LaFrano III


/s/  James A. Colquitt         Director                         March 27, 2002
---------------------------
     James A. Colquitt


/s/  Theodore H. Strauss       Director                         March 27, 2002
---------------------------
     Theodore H. Strauss


                               Director                         March 27, 2002
---------------------------
     Oliver B. Revell III


                               Director                         March 27, 2002
---------------------------
     Jack E. Pratt


/s/  Edward T. Pratt, Jr.      Director                         March 27, 2002
---------------------------
     Edward T. Pratt, Jr.


                               Director                         March 27, 2002
---------------------------
     William D. Pratt

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas on March 27, 2002.

                                                      HWCC - TUNICA, INC.

                                                By: /s/ Edward T. Pratt III
                                                   -----------------------------
                                                        Edward T. Pratt III
                                                      Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

        Signature                        Title                       Date
        ---------                        -----                       ----

/s/  Edward T. Pratt III       Chairman of the Board,           March 27, 2002
---------------------------     Chief Executive Officer and
     Edward T. Pratt III        President


/s/  Paul C. Yates             Executive Vice President,        March 27, 2002
---------------------------     Chief Financial Officer,
     Paul C. Yates              Assistant Secretary and
                                Director


/s/  Walter E. Evans           Executive Vice President,        March 27, 2002
---------------------------     General Counsel, Secretary
     Walter E. Evans            and Director


/s/  Charles F. LaFrano III    Vice President and Assistant     March 27, 2002
---------------------------     Secretary
     Charles F. LaFrano III

/s/  Jon Johnson               Vice President of Finance        March 27, 2002
---------------------------     and Administration and
     Jon Johnson                Assistant Secretary


/s/  Cassandra Price-Perry     Vice President, Chief            March 27, 2002
---------------------------     Accountant and
     Cassandra Price-Perry      Assistant Secretary

                     INDEX TO FINANCIAL STATEMENT SCHEDULES

Hollywood Casino Corporation and Subsidiaries

     .   Independent Auditors' Report

     .   Schedule I; Condensed Financial Information of Registrant:

          .   Balance Sheets
          .   Statements of Operations
          .   Statements of Cash Flows
          .   Notes to Parent Company Financial Statements

     .   Schedule II; Valuation and Qualifying Accounts

Hollywood Casino-Aurora, Inc.

     .   Independent Auditors' Report

     .   Schedule II; Valuation and Qualifying Accounts

HWCC-Tunica, Inc.

     .   Independent Auditors' Report

     .   Schedule II; Valuation and Qualifying Accounts

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Hollywood Casino Corporation:

We have audited the consolidated financial statements of Hollywood Casino Corporation and subsidiaries as of, and for each of the three years in the period ended December 31, 2001, and have issued our report thereon dated March 19, 2002; such report is included elsewhere in this Form 10-K. Our audits also include the financial statement schedules of Hollywood Casino Corporation listed in Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Deloitte & Touche LLP
Dallas, Texas
March 19, 2002

                                                                      SCHEDULE I
                                                                       Page 1

                  HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
                  Condensed Financial Information of Registrant
                          Hollywood Casino Corporation
                                (Parent Company)

                                 BALANCE SHEETS

                                                                   December 31,
                                                           -----------------------------
                                                               2001            2000
                                                           -------------   -------------
                                     ASSETS

Cash and cash equivalents                                  $  60,659,000   $  77,500,000
Accounts receivable                                               98,000         190,000
Due from affiliates, net of valuation allowance
   of $2,855,000 in 2000                                       5,442,000       8,700,000
Deferred federal income taxes                                  2,098,000       2,840,000
Other current assets                                             246,000         270,000
                                                           -------------   -------------

   Total current assets                                       68,543,000      89,500,000
                                                           -------------   -------------

Investment in and advances to affiliates                      33,435,000      60,173,000
Property and equipment, net                                      804,000         921,000
Due from affiliates, net of valuation allowance
   of $47,603,000 in 2000                                    168,381,000     153,383,000
Other assets                                                  11,469,000      12,321,000
                                                           -------------   -------------

                                                           $ 282,632,000   $ 316,298,000
                                                           =============   =============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current maturities of long-term debt                       $          --   $   1,695,000
Accounts payable and accrued liabilities                       2,567,000       2,148,000
Accrued interest payable                                       6,517,000       9,650,000
Federal income taxes payable                                     157,000       3,299,000
                                                           -------------   -------------

   Total current liabilities                                   9,241,000      16,792,000
                                                           -------------   -------------

Long-term debt                                               360,000,000     360,198,000
                                                           -------------   -------------

Other noncurrent liabilities                                   7,100,000       4,965,000
                                                           -------------   -------------

Shareholders' deficit:
   Class A common stock, $.0001 par
     value per share, 50,000,000
     shares authorized, 25,334,000 and 24,950,000 shares
     issued and outstanding, respectively, net of
     44,000 treasury shares at par in 2001                         3,000           2,000
   Class B common stock, non-voting, $.0001
     par value per share; 10,000,000 authorized;
     no shares issued                                                 --              --
   Additional paid-in capital                                 43,746,000      43,049,000
   Accumulated deficit                                      (137,458,000)   (108,708,000)
                                                           -------------   -------------

     Total shareholders' deficit                             (93,709,000)    (65,657,000)
                                                           -------------   -------------

                                                           $ 282,632,000   $ 316,298,000
                                                           =============   =============

          The accompanying notes to consolidated financial statements are an integral part of this schedule.

                                                                      SCHEDULE I
                                                                       Page 2

                  HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                  Condensed Financial Information of Registrant
                          Hollywood Casino Corporation
                                (Parent Company)

                            STATEMENTS OF OPERATIONS


                                                      Year Ended December 31,
                                            ------------------------------------------
                                                2001           2000           1999
                                            ------------   ------------   ------------
Revenues:
   Interest income                          $ 20,156,000   $ 21,152,000   $ 17,670,000
   Gain on settlement of litigation, net              --      7,220,000             --
   Gain on disposal of assets                         --        191,000             --
                                            ------------   ------------   ------------

                                              20,156,000     28,563,000     17,670,000
                                            ------------   ------------   ------------

Expenses:
   General and administrative                  6,643,000      8,104,000      7,984,000
   Interest                                   41,875,000     43,402,000     37,809,000
   Depreciation and amortization                 192,000        153,000        101,000
   Executive compensation accrual              2,848,000             --             --
   Write down of assets                               --             --     13,322,000
   Recoveries on affiliate obligations        (2,391,000)            --             --
                                            ------------   ------------   ------------

     Total expenses                           49,167,000     51,659,000     59,216,000
                                            ------------   ------------   ------------

Loss before income taxes, extraordinary
   and other items                           (29,011,000)   (23,096,000)   (41,546,000)
Income tax benefit                             1,825,000        172,000             --
                                            ------------   ------------   ------------

   Loss before extraordinary
     and other items                         (27,186,000)   (22,924,000)   (41,546,000)

Extraordinary item:
   Loss on early extinguishment of debt               --             --    (30,353,000)
                                            ------------   ------------   ------------

   Loss before other item                    (27,186,000)   (22,924,000)   (71,899,000)
Equity in (losses) income of consolidated
   subsidiaries                               (1,564,000)    31,219,000     (9,772,000)
                                            ------------   ------------   ------------

Net (loss) income                           $(28,750,000)  $  8,295,000   $(81,671,000)
                                            ============   ============   ============

          The accompanying notes to consolidated financial statements are an integral part of this schedule.

                                                                      SCHEDULE I
                                                                       Page 3

                  HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                  Condensed Financial Information of Registrant
                          Hollywood Casino Corporation
                                (Parent Company)

                            STATEMENTS OF CASH FLOWS

                                                             Year Ended December 31,
                                                   -------------------------------------------
                                                       2001           2000          1999
                                                   ------------   -----------   -------------

NET CASH PROVIDED BY
  OPERATING ACTIVITIES                             $  8,056,000   $23,798,000   $   9,997,000
                                                   ------------   -----------   -------------

INVESTING ACTIVITIES:
   Net property and equipment additions                 (75,000)     (841,000)       (217,000)
   Proceeds from sale of assets                              --     2,492,000       3,887,000
   Collections on notes receivable                           --       900,000              --
   Investments in consolidated affiliates           (10,520,000)   (9,108,000)    (51,478,000)
   Net advances to affiliates                       (15,000,000)           --     (37,829,000)
                                                   ------------   -----------   -------------

      Net cash used in investing activities         (25,595,000)   (6,557,000)    (85,637,000)
                                                   ------------   -----------   -------------

FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt                  --            --     340,419,000
   Repayments of long-term debt                              --      (140,000)   (207,339,000)
   Issuance of common stock                             698,000        87,000              --
   Deferred financing costs                                  --            --     (11,913,000)
                                                   ------------   -----------   -------------

      Net cash provided by (used in)
         financing activities                           698,000       (53,000)    121,167,000
                                                   ------------   -----------   -------------

      Net (decrease) increase in cash and
         cash equivalents                           (16,841,000)   17,188,000      45,527,000
        Cash and cash equivalents at
           beginning of year                         77,500,000    60,312,000      14,785,000
                                                   ------------   -----------   -------------

        Cash and cash equivalents at end of year   $ 60,659,000   $77,500,000   $  60,312,000
                                                   ============   ===========   =============

          The accompanying notes to consolidated financial statements are an integral part of this schedule.

                                                                      SCHEDULE I
                                                                      Page 4

                  HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                  Condensed Financial Information of Registrant
                          Hollywood Casino Corporation
                                (Parent Company)

                  NOTES TO PARENT COMPANY FINANCIAL STATEMENTS

(1)  Guarantees of Registrant

     As of December 31, 2001, Hollywood Casino Corporation ("HCC") had not guaranteed any obligations of its subsidiaries or unconsolidated affiliates.

(2)  Scheduled Payments of Long-Term Debt of the Registrant

     Scheduled payments of long-term debt outstanding at December 31, 2001 are $50,000,000 in 2006 and $310,000,000 in 2007.

(3)  Dividends and Distributions

     HCC received dividends from its consolidated subsidiaries amounting to $23,770,000, $31,562,000 and $31,540,000, respectively, during the years ended
December 31, 2001, 2000 and 1999.

(4)  Supplemental Cash Flow Information

     During 2001, HCC offset $2,391,000 of the outstanding principal balance of certain notes due from an affiliate against HCC's principal balance of $1,893,000 and $498,000 of accrued interest thereon owed to the affiliate's parent company. The offset has been excluded from the accompanying parent company statement of cash flows as a noncash transaction. Because the note receivable had been fully reserved, HCC recognized a gain of $2,391,000 during 2001 on the accompanying parent company statement of operations.

     During 2001, HCC contributed certain notes receivable and the accrued interest thereon with a carrying value of $6,485,000 (net of valuation allowances of $54,683,000) to one of its wholly owned subsidiaries. This contribution has been excluded from the accompanying parent company statement of cash flows as a noncash transaction.

     During 2000, HCC offset $146,000 of the outstanding principal balance of certain demand notes due from an affiliate against certain payables HCC owed the affiliate. This offset has been excluded from the accompanying parent company statement of cash flows as a noncash transaction.

     During the fourth quarter of 1999, HCC assumed the $2,160,000 note payable balance of one of its subsidiaries to an unconsolidated affiliate. The assumption of the note and adjustment to HCC's investment in the subsidiary is excluded from the accompanying parent company statement of cash flows as a noncash transaction.

(5)  Reclassifications

     Certain reclassifications have been made to the prior years' parent company financial statements to conform to the 2001 parent company financial statement presentation.

           The accompanying notes to consolidated financial statements are an integral part of this schedule.

                                                                     SCHEDULE II

                  HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                        Valuation and Qualifying Accounts

                                                   Amounts
                                    Balance at    Charged to                                           Balance
                                    Beginning     Costs and                          Other             at End
                                    of Period      Expenses     Deductions          Charges           of Period
                                   -----------   -----------   ------------       ------------       -----------
Year Ended December 31, 2001:
   Allowance for doubtful
      accounts receivable          $ 2,668,000   $ 2,718,000   $ (1,815,000)(1)   $         --       $ 3,571,000
   Allowance for affiliate
      receivables                   49,541,000    14,275,000     (4,391,000)(2)    (12,922,000)(3)    46,503,000
                                   -----------   -----------   ------------       ------------       -----------
                                   $52,209,000   $16,993,000   $ (6,206,000)      $(12,922,000)      $50,074,000
                                   ===========   ===========   ============       ============       ===========
Year Ended December 31, 2000:
   Allowance for doubtful
      accounts receivable          $ 1,826,000   $ 1,461,000   $   (619,000)(1)   $         --       $ 2,668,000
   Allowance for affiliate
      receivable                    42,563,000     7,177,000       (199,000)(1)             --        49,541,000
   Allowance for properties held
      for sale                       3,084,000            --     (3,084,000)                --                --
                                   -----------   -----------   ------------       ------------       -----------
                                   $47,473,000   $ 8,638,000   $ (3,902,000)      $         --       $52,209,000
                                   ===========   ===========   ============       ============       ===========
Year Ended December 31, 1999:
   Allowance for doubtful
      accounts receivable          $ 1,468,000   $   804,000   $   (446,000)(1)   $         --       $ 1,826,000
   Allowance for affiliate
      receivables                   22,808,000     6,433,000             --         13,322,000 (4)    42,563,000
   Allowance for properties held
      for sale                       3,432,000            --       (348,000)(5)             --         3,084,000
                                   -----------   -----------   ------------       ------------       -----------
                                   $27,708,000   $ 7,237,000   $   (794,000)      $ 13,322,000       $47,473,000
                                   ===========   ===========   ============       ============       ===========

----------
(1)  Represents net write-offs of uncollectible accounts.

(2) Represents collections on and offsets against liabilities with respect to affiliate receivables.

(3) Represents estimated recoveries on affiliate receivables based on their estimated net realizable value.

(4) Represents write down of affiliate receivables to their estimated net realizable value.

(5) Represents utilization of allowance in connection with partial sale of land.

           The accompanying notes to consolidated financial statements are an integral part of this schedule.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholder of Hollywood Casino - Aurora, Inc.:

We have audited the financial statements of Hollywood Casino - Aurora, Inc. as of, and for each of the three years in the period ended December 31, 2001, and have issued our report thereon dated March 19, 2002; such report is included elsewhere in this Form 10-K. Our audits also include the financial statement schedule of Hollywood Casino - Aurora, Inc. listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP
Dallas, Texas
March 19, 2002

                                                                     SCHEDULE II

                          HOLLYWOOD CASINO-AURORA, INC.
                 (wholly owned by Hollywood Casino Corporation)

                        Valuation and Qualifying Accounts

                                              Amounts
                                Balance at   Charged to                     Balance
                                Beginning    Costs and                      at End
                                of Period     Expenses    Deductions        of Period
                                ----------   ----------   ----------       ----------
Year Ended December 31, 2001:
   Allowance for doubtful
      accounts receivable        $942,000     $180,000    $(273,000)(1)     $849,000
                                 ========     ========    =========         ========

Year Ended December 31, 2000:
   Allowance for doubtful
      accounts receivable        $836,000     $165,000    $ (59,000)(1)     $942,000
                                 ========     ========    =========         ========

Year Ended December 31, 1999:
   Allowance for doubtful
      accounts receivable        $655,000     $300,000    $(119,000)(1)     $836,000
                                 ========     ========    =========         ========

----------
(1)  Represents net write-offs of uncollectible accounts.

           The accompanying notes to consolidated financial statements are an integral part of this schedule.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholder of HWCC - Tunica, Inc.:

We have audited the consolidated financial statements of HWCC-Tunica, Inc. and subsidiary as of, and for each of the three years in the period ended December 31, 2001, and have issued our report thereon dated March 19, 2002; such report is included elsewhere in this Form 10-K. Our audits also include the financial statement schedule of HWCC-Tunica, Inc. listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP
Dallas, Texas
March 19, 2002

                                                                     SCHEDULE II

                        HWCC-TUNICA, INC. AND SUBSIDIARY
                 (wholly owned by Hollywood Casino Corporation)

                        Valuation and Qualifying Accounts

                                              Amounts
                                Balance at   Charged to                     Balance
                                Beginning    Costs and                      at End
                                of Period     Expenses    Deductions       of Period
                                ----------   ----------   ----------       ----------
Year Ended December 31, 2001:
   Allowance for doubtful
      accounts receivable       $1,636,000   $1,517,000   $(965,000)(1)    $2,188,000
                                ==========   ==========   =========        ==========

Year Ended December 31, 2000:
   Allowance for doubtful
      accounts receivable       $  990,000   $1,206,000   $(560,000)(1)    $1,636,000
                                ==========   ==========   =========        ==========

Year Ended December 31, 1999:
   Allowance for doubtful
      accounts receivable       $  813,000   $  504,000   $(327,000)(1)    $  990,000
                                ==========   ==========   =========        ==========

----------
(1)  Represents net write-offs of uncollectible accounts.

           The accompanying notes to consolidated financial statements are an integral part of this schedule.